Form 10KSB
period 2000-12-31
DYNAMIC VENTURES INC/CANADA
filed 2001-03-29
CIK 1117458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                   __________________________________________
                                   FORM 10-KSB
                                   (Mark one)
[X]  Annual  report  under section 13 or 15(d) of the Securities Exchange Act of
     1934
For  the  fiscal  year  ended  December 31, 2000
                              ---------------------
OR
[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For  the  transition  Period  from          to
                                   ---------  ----------

Commission  file  number:      333-40528
                         --------------------

                              Dynamic Ventures Inc.
                              ---------------------
                 (Name of small business issuer in its charter)


          Washington                                       91-2023525
          ----------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           1820 Fulton Avenue
        West Vancouver, BC CANADA                             V7V1S9
----------------------------------------                     --------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (360) 392-3950

Securities registered under Section 12(b) of the Act:
            (Title  of  Class)                         Name of exchange on which
                                                       registered

                 None                                           None
---------------------------------------                -------------------------

Securities registered under Section 12(g) of the Act:  Common Stock, $0.0001 par
                                                      --------------------------
                                                                value
                                                      --------------------------
                                                           (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes            No    X
         -------       -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 23, 2001, computed at which the stock was sold, was $40,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 23, 2001, the registrant had 8,600,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  [_]   No  [X]

                              DYNAMIC VENTURES INC.

INDEX  TO
ANNUAL  REPORT  ON  FORM  10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2000

PART I                                                                                  PAGE
Item 1  Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
Item 2  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 4  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . 14

PART II
Item 5  Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . .15
Item 6  Management's Discussion & Analysis . . . . . . . . . . . . . . . . . . . . . . .15
Item 7  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART III
Item 9  Directors, Executive Officers, Promoters and Control Persons; Compliance With
        Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . 17
Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
Item 11 Security Ownership of Certain Beneficial Owners and Management . . . . . . . .  19
Item 12 Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .  20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

                                    PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS
-----------------------------------

Certain statements contained in this Report, including, without limitation, statements containing the words, "believes," "anticipates," "expects," and other words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Dynamic Ventures, Inc. to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Dynamic Ventures, Inc. disclaims any obligation to update any such factors or to announce publicly the results of any revision of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

THE COMPANY

     GENERAL

Dynamic Ventures was incorporated under the laws of the State of Washington on April 10, 2000, and is in its early developmental and promotional stages. To date, Dynamic Ventures' only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Dynamic Ventures has not commenced commercial operations. Dynamic Ventures has no full time employees and owns no real estate.

     ACQUISITION  OF  THE  LICENSE

On April 10, 2000, Dynamic Ventures' majority shareholder, Eric Boehnke, in return for 4,600,000 shares of Dynamic Ventures' common stock, transferred to Dynamic Ventures his rights under that certain License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Nevada and Utah via the Internet. Mr. Boehnke acquired the license under the terms of a settlement agreement by and between Mr. Boehnke, K-2 Logistics.com Inc., a company in which he is the sole shareholder, officer and director, and Mortenson & Associates. Mortenson & Associates had granted K-2 Logistics.com a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities. Mortenson & Associates acquired its right to sublicense Biocatalyst to K-2 Logisitics.com from NW Technologies Inc. As a result of a legal dispute between Mortenson & Associates' principal and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to K-2 Logistics.com under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to Mr. Boehnke the license to distribute Vitamineralherb.com products in part for his agreement not to pursue his individual claims against Mortenson & Associates.

     THE  LICENSE

Dynamic Ventures has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The license grants Dynamic Ventures an exclusive license for the territory of Nevada and Utah. The license will be automatically renewed unless Dynamic Ventures or Vitamineralherb.com gives the other notice of its intent not to renew.

As a licensee of Vitamineralherb.com, Dynamic Ventures eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Dynamic Ventures to focus strictly on marketing and sales. Dynamic Ventures plans to target health and fitness professionals in Nevada and Utah who wish to offer health and fitness products to their customers.

Dynamic Ventures (and its customers) will have access to all products offered on the Vitamineralherb website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which Dynamic Ventures and Vitamineralherb.com share equally. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

When a fitness or health professional becomes a client, Dynamic Ventures' salesperson will show the client how to access the Vitamineralherb website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check ("e-check"), or debit card. All products are shipped by the manufacturer directly to the professional or its clients.

The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to the supplier. Vitamineralherb.com will then forward the money due Dynamic Ventures via electronic funds transfer. Vitamineralherb's software will track all sales through the customer's identification number, and at month end, e-mail to Dynamic Ventures and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in Nevada and Utah will automatically be assigned to Dynamic Ventures, whether or not originated by Dynamic Ventures' marketing efforts.

Vitamineralherb.com warrants that the products are fit for the purpose for which produced (except for custom formulated products, which Vitamineralherb.com warrants will be manufactured in accordance with Dynamic Ventures' specifications) and comply with all applicable laws; that all labels correctly and accurately describe the product and comply with all applicable laws; and that all suppliers' manufacturing facilities comply with all applicable laws. Vitamineralherb.com has agreed under the license to indemnify, hold harmless and defend Dynamic Ventures and its related parties from and against any loss, claim, and expense incurred as a consequence of breach of the product warranties.

Vitamineralherb.com has granted distribution rights to 25 other entities for territories in 32 states and 6 Canadian provinces. Dynamic Ventures has no plans to acquire the rights to distribute Vitamineralherb.com products in other territories.

     BACKGROUND  ON  THE  MANUFACTURER  AND  DISTRIBUTOR

Vitamineralherb.com entered into a Manufacturing Agreement, dated June 9, 2000, with Ives Formulation Co., of San Diego, California. Ives Formulation is a wholly-owned subsidiary of Ives Health Company, Inc., a public company traded on the Bulletin Board under the symbol "IVEH". Ives Formulation has been a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations. In addition to a line of standard products, Ives Formulation is able to manufacture custom blended products for customers, and to supply privately labeled products for Dynamic Ventures' customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

Vitamineralherb.com currently offers over 60 products through its website, through its current supplier, Ives Formulation. Vitamineralherb.com plans to add other suppliers in the future.

     IMPLEMENTATION  OF  BUSINESS  PLAN:  MILESTONES

Dynamic Ventures' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Dynamic Ventures determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. Dynamic Ventures will achieve implementation of its business plan by meeting the following milestones:

- MILESTONE 1 - MARKET SURVEY. In order to determine the feasibility of its business plan, Dynamic Ventures must conduct research into the various potential target markets. The market analysis research will likely consist of a telephone survey to 100-200 potential clients, focusing on three or four of the core target markets, such as chiropractors, health clubs, and alternative medicine practitioners. The survey would likely contain questions which would determine the marketing approach and acceptability of specific products. Dynamic Ventures has engaged DealBuzz.com, a firm which specializes in market research for Internet-related companies, to perform the market research. Dealbuzz will compile information regarding 200 potential clients in Utah and Nevada, and compile statistics as to the feasibility of exploitation of the license.

- MILESTONE 2: - HIRE SALESPEOPLE. Should Dynamic Ventures determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. Dynamic Ventures expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. It is anticipated that hiring the salespeople may take four to eight weeks. The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

- MILESTONE 3: ESTABLISH AN OFFICE. Dynamic Ventures would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. It is anticipated that it may take eight to twelve weeks to locate acceptable office space and select and purchase equipment. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

- MILESTONE 4: DEVELOPMENT OF ADVERTISING CAMPAIGN. The next step would be to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, Dynamic Ventures will attempt to develop its advertising campaign concurrently with establishing an office. The cost of developing the campaign is estimated at approximately $12,000 per year.

- MILESTONE 5: IMPLEMENTATION OF ADVERTISING CAMPAIGN/SALES CALLS. Implementation of the advertising campaign would begin with mailing the sales materials to the identified list of prospects. Approximately two to four weeks thereafter, the salespeople would begin telephone follow ups and scheduling of sales calls. Although it will be necessary to make sales calls throughout the life of the company, it is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete. The cost of salary and expenses for two salespeople is estimated at $248,000 per year.

- MILESTONE 6: ACHIEVE REVENUES. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. Dynamic Ventures will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. Dynamic Ventures hopes that clients would begin placing orders within for weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two. Assuming the Vitamineralherb.com license proves to be feasible, in a best case scenario Dynamic Ventures may receive its first revenues as early as July, 2001. However, a more realistic estimate of first revenues would be February, 2002 or later.

As discussed more fully in the Management's Discussion and Analysis - Liquidity and Capital Resources section, Dynamic Ventures will have to obtain additional financing through an offering or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Dynamic Ventures or at all.

     INDUSTRY  BACKGROUND

     GROWTH  OF  THE  INTERNET  AND  ELECTRONIC  COMMERCE

The Internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, as of February 2000, there were approximately 275.5 million Internet users worldwide. At the IDC Internet Executive Forum held on September 28-29, 1999, IDC stated that in 1999 US $109 billion in purchases involved the Internet. IDC's vice president, Sean Kaldor, indicated that figure is expected to increase more than ten-fold over the next five years to US $1.3 trillion in 2003, with $842 million completed directly over the Web. Dynamic Ventures believes that this dramatic growth presents significant opportunities for online retailers.

     THE  VITAMIN,  SUPPLEMENT,  MINERAL  AND ALTERNATIVE HEALTH PRODUCT MARKET.

In recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment in the field of medicine and health care products. According to Jupiter Communications, online sales of such products are expected to be US $434 million in the year 2003, up from $1 million in 1998. Dynamic Ventures believes that several factors are driving this growth, including a rapidly growing segment of the population that is concerned with aging and disease, a growing interest in preventative health care, favorable consumer attitudes toward alternative health products and a favorable regulatory statute, the Dietary Supplement Health and Education Act of 1994.

     COMPETITION

The electronic commerce industry is new, rapidly evolving and intensely competitive, and Dynamic Ventures expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

     Dynamic Ventures' competitors can be divided into several groups including:

     - traditional vitamins, supplements, minerals and alternative health products retailers;
     - the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
     - online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
     - independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
     - mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and
     - direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

Many of Dynamic Ventures' potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Dynamic Ventures has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than Dynamic Ventures does. Increased competition may result in reduced operating margins and loss of market share.

Dynamic Ventures believes that the principal competitive factors in its market are:

     -    ability  to  attract  and  retain  customers;
     -    breadth  of  product  selection;
     -    product  pricing;
     -    ability  to  customize  products  and  labeling;
     -    quality  and  responsiveness  of  customer  service.

Dynamic  Ventures  believes  that  it  can  compete  favorably on these factors.
However, Dynamic Ventures will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, Dynamic Ventures' online competitors can duplicate many of the products or services offered on the Vitamineralherb.com site.

Dynamic Ventures believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

     - Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
     - Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

- Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attractive to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

As a result of the foregoing limitations, Dynamic Ventures believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

Dynamic Ventures hopes to attract and retain consumers through the following key attributes of its business:

     - Broad Expandable Product Assortment. Dynamic Ventures' product selection is substantially larger than that offered by store-based retailers.
     - Low Product Prices. Product prices can be kept low due to volume purchases through Dynamic Ventures' affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to Dynamic Ventures' lack of need of inventory and warehouse space. All products are shipped from International Formulation and Manufacturing's inventory.
     - Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.
     - Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

          REGULATORY  ENVIRONMENT

The manufacturing, processing, formulating, packaging, labeling and advertising of the products Dynamic Ventures sells may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the- counter or homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes.

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

The Food, Drug, and Cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be noncompliant, the seizure of such products and criminal prosecution.

The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on Dynamic Ventures' site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of Dynamic Ventures' suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Dynamic Ventures' marketing of products and could cause us to incur significant additional expenses.

In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and Dynamic Ventures cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products Dynamic Ventures offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the noncompliant literature from Vitamineralherb.com's website or the modification of Dynamic Ventures' selling methods, interfering with Dynamic Ventures continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The
Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

Dynamic Ventures cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, Dynamic Ventures cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, Dynamic Ventures cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to Dynamic Ventures' business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

     REGULATION  OF  THE  INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in Dynamic Ventures' sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect Dynamic Ventures' opportunity to derive financial benefit from such activities.

     EMPLOYEES

Dynamic Ventures is a development stage company and currently has no employees. Dynamic Ventures is currently managed by Eric Boehnke, its sole officer and director. Dynamic Ventures looks to Mr. Boehnke for his entrepreneurial skills and talents. For a complete discussion of Mr. Boehnke's experience, please see "Directors and Executive Officers." Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. Dynamic Ventures may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire stock in Dynamic Ventures, which would dilute the ownership interest of holders of existing shares of its common stock.

     AVAILABLE  INFORMATION  AND  REPORTS  TO  SECURITIES  HOLDERS

Dynamic Ventures is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room, and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Dynamic Ventures' filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Dynamic Ventures currently maintains an office space, occupied by Eric Boehnke, at 1820 Fulton Avenue, West Vancouver, British Columbia V7V 1S9, Canada for which it pays no rent. Dynamic Ventures also rents a shared office space at 114 Magnolia St., Suite 400-127, Bellingham, Washington 98225. The office is a six month lease beginning July 1, 2000, at a monthly rental of $150, which includes telephone, fax line, and conference room. Dynamic Ventures' Canadian phone number is (604) 970-0999, and its Washington phone number is (360) 392-3950. Dynamic Ventures does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the twelve month period ended December 31, 2000.

                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

No established public trading market exists for Dynamic Ventures' securities. Dynamic Ventures has no common equity subject to outstanding purchase options or warrants. Dynamic Ventures has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that Dynamic Ventures has agreed to register under the Securities Act for sale by shareholders. There is no common equity that is being, or has been publicly proposed to be, publicly offered by Dynamic Ventures.

As of March 23, 2001, there were 8,600,000 shares of common stock outstanding, held by 36 shareholders of record.

To date Dynamic Ventures has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Dynamic Ventures' future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

On April 10, 2000, Dynamic Ventures issued 4,600,000 shares of common stock to Eric Boehnke in compensation for the license of Vitamineralherb.com rights and organizational expenses. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, Regulation S and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Boehnke's status as the founder and initial management of Dynamic Ventures, and his status as an accredited investor and his foreign nationality, and the limited number of investors (36).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

The following discussion and analysis of Dynamic Ventures' financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

     PLAN  OF  OPERATION

During the period from April 10, 2000 through December 31, 2000, Dynamic Ventures has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by Dynamic Ventures during this period.

For the current fiscal year, Dynamic Ventures anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. Dynamic Ventures anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Dynamic Ventures' business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Dynamic Ventures remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, Dynamic Venture's balance sheet as of December 31, 2000, reflects total assets of $996, in the form of a license and capitalized organizational costs. Organizational expenses of $11,000 were paid for by the majority shareholder and expensed to operations.

On August 7, 2000, Dynamic Ventures issued a note payable in exchange for $10,000 cash. The note payable is secured by all corporate property, bears interest at 10% and is due on August 7, 2001. The note was issued to Allied Growth Inc, a company that is not affiliated with Dynamic Ventures or its principals. The proceeds are being used to cover the cash requirements on the day-to-day operating expenses of Dynamic Ventures.

Dynamic Ventures' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. In order to determine the feasibility of its business plan, Dynamic Ventures plans, during the next six to twelve months, to conduct research into these various potential target markets. Should Dynamic Ventures determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, Dynamic Ventures believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Dynamic Ventures will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. Dynamic Ventures will have to obtain additional financing through an offering or capital contributions by current shareholders.

Dynamic Ventures will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Dynamic Ventures or at all. Dynamic Ventures has no commitments for capital expenditures.

In addition, Dynamic Ventures may engage in a combination with another business. Dynamic Ventures has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

In its Independent Auditor's Report, Dynamic Ventures' accountants state that Dynamic Ventures' failure to generate revenues and conduct operations since its inception raise substantial doubt about Dynamic Ventures' ability to continue as a going concern. Dynamic Ventures will require substantial working capital, and currently has inadequate capital to fund its business. Dynamic Ventures may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

                          INDEX TO FINANCIAL STATEMENTS

                              DYNAMIC VENTURES INC.
                          (A Development Stage Company)


Independent Auditor's Report                                                 F-1

Balance Sheet                                                                F-2

Statement of Operations                                                      F-4

Statement of Cash Flows                                                      F-5

Statement of Stockholders' Equity                                            F-7

Notes to the Financial Statements

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To  the  Board  of  Directors
Dynamic  Ventures  Inc.
(A  Development  Stage  Company)


We have audited the accompanying balance sheet of Dynamic Ventures Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the period from April 10, 2000 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Dynamic Ventures Inc. (A Development Stage Company), as of December 31, 2000, and the results of its operations and its cash flows for the period from April 10, 2000 (Date of Inception) to December 31, 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/  Manning  Elliott
                                          (formerly Elliott Tulk Pryce Anderson)


                                                           CHARTERED ACCOUNTANTS
Vancouver,  Canada
February 2, 2001

                              DYNAMIC VENTURES INC.
                          (A Development Stage Company)
                                  Balance Sheet
                           (expressed in U.S. dollars)



                                                                     December 31,
                                                                         2000
                                                                           $
                                          Assets
Current Asset
     Cash                                                                   996
License (Notes 3 and 5)                                                       -
                                                                         ------
                                                                            996
                                                                         ======

                                       Liabilities
Current Liabilities
    Accrued liabilities                                                     953
Notes payable (Note 4)                                                   15,000
                                                                         ------
                                                                         15,953
                                                                         ======

                                    Stockholders' Equity

Stockholders' Equity

Common Stock, 100,000,000 common shares authorized with a par
     value of $.0001; 4,600,000 common shares issued and outstanding        460
Additional Paid in Capital                                               45,540
                                                                         ------
                                                                         46,000
                                                                         ------


                                      F-2
                     (The accompanying notes are an integral
                       part  of  the  financial  statements)

Preferred Stock, 20,000,000 preferred shares authorized with a
     par value of $.0001; none issued                                        -

Deficit Accumulated During the Development Stage                       (60,957)
                                                                       --------
                                                                       (14,957)
                                                                       --------
                                                                           996
                                                                       ========

Contingent Liability (Note 1)
Commitment (Note 3)
Subsequent Event (Note 6)


                                      F-3
                     (The accompanying notes are an integral
                       part  of  the  financial  statements)

                              DYNAMIC VENTURES INC.
                          (A Development Stage Company)
                             Statement of Operations
                           (expressed in U.S. dollars)



                                                          From  April  10,  2000
                                                           (Date  of  Inception)
                                                          to  December  31,  2000
                                                                      $
Revenue                                                                  -
                                                                 ---------

Expenses
     Amortization of license                                         4,125
     Audit and accounting                                            1,100
     Bank charges                                                      459
     Consulting (Note 4)                                             9,212
     Filing fees                                                     1,075
     Interest                                                          453
     License written-off                                            20,625
     Market research                                                 1,500
     Office and telephone                                            1,158
     Organizational expenses and offering costs                     11,000
                                                                 ---------

Net Loss                                                          (50,707)
                                                                 =========

Net Loss Per Share - Basic                                          (.011)
                                                                 =========

Weighted Average Shares Outstanding                              4,600,000
                                                                 =========


                                      F-4
                     (The accompanying notes are an integral
                       part  of  the  financial  statements)

                              DYNAMIC VENTURES INC.
                          (A Development Stage Company)
                             Statement of Cash Flows
                           (expressed in U.S. dollars)



                                                              From April 10, 2000
                                                              (Date of Inception)
                                                              to December 31, 2000
                                                                       $
Cash Flows to Operating Activities

     Net loss                                                             (50,707)

     Non-cash items

          Amortization of license                                           4,125
          License written-off                                              20,625
          Organizational expenses and offering costs                       11,000
          Accrued liabilities                                                 953
                                                                          --------

Net Cash Used by Operating Activities                                     (14,004)
                                                                          ========

Cash Flows from Financing Activities

     Note payable                                                          15,000
                                                                          --------

Net Cash Provided by Financing Activities                                  15,000
                                                                          --------
Change in cash                                                                996


Cash - beginning of period                                                      -
                                                                          --------
Cash - end of period                                                          996
                                                                          ========

Non-Cash Financing Activities

     A total of 3,500,000 shares were issued to a director
     at a fair market value of $0.01 per share for the
     acquisition of a License (Note 3)                                      35,000


                                      F-6
                     (The accompanying notes are an integral
                       part  of  the  financial  statements)


     Less dividend deemed paid (Note 4)                                   (10,250)

     A total of 1,100,000 shares were issued to a director
     for organizational expenses and offering costs at a
     fair market value of $0.01 per share                                  11,000
                                                                          --------

                                                                           35,750
                                                                          ========

Supplemental Disclosures

     Interest paid                                                              -
     Income tax paid                                                            -


                                      F-6
                     (The accompanying notes are an integral
                       part  of  the  financial  statements)

                              DYNAMIC VENTURES INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
          From April 10, 2000 (Date of Inception) to December 31, 2000
                           (expressed in U.S. dollars)



                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                 Additional             During the
                                                                  Common Stock     Paid-in              Development
                                                      Shares         Amount        Capital     Total       Stage
                                                        #               $             $          $           $
Balance - April 10,2000 (Date of Inception)                    -             -             -        -             -
   Stock issued for a license at a fair market
     value of $0.01 per share                          3,500,000           350        34,650   35,000             -

   Stock issued for organizational expenses and
     offering costs at a fair market value
     of $0.01 per share                                1,100,000           110        10,890   11,000             -

   Dividend deemed paid (Note 4)                               -             -             -        -       (10,250)

   Net loss for the period                                     -             -             -        -       (50,707)
                                                       ---------       -------      --------  -------    -----------
Balance - December 31, 2000                            4,600,000           460        45,540   46,000       (60,957)
-                                                      =========       =======      ========  =======    ===========


                                      F-7
                     (The accompanying notes are an integral
                       part  of  the  financial  statements)

                              DYNAMIC VENTURES INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           (expressed in U.S. dollars)



1.   Development  Stage  Company

     Dynamic Ventures Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on April 10, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the States of Nevada and Utah. The grantor of the license offers these products for sale from various suppliers on their Web Site.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective on January 4, 2001. The Company has closed its offering and has issued 4,000,000 common shares at $0.01 for cash proceeds of $40,000.


2.   Summary  of  Significant  Accounting  Policies

    (a)   Year  end

          The  Company's  fiscal  year  end  is  December  31.

    (b)   License

          The cost to acquire a license was capitalized. The costs will be amortized on a straight-line basis over three years.

          The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial application to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

    (c)   Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

    (d)   Revenue  Recognition

          The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

    (e)   Use  of  Estimates

          The preparation of financial statements in conformity with generally Accepted accounting principles requires management to make estimates And assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the States of Nevada and Utah, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on April 10, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits.

     See Note 5 for consideration paid to a related party for the assignment of this license.

     The license was written-off to operations as at December 31, 2000 due to the lack of historical cash flow of vitamineralherb.com. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan.


4.   Notes  Payable

     The notes payable are secured by all corporate property, bear interest at 10% and $10,000 is due on August 7, 2001 and $5,000 is due on November 21, 2001.


5.   Related  Party  Transactions

     The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of 3,500,000 shares having a fair market value of $35,000. The Company has estimated the cost of the license to its President at $24,750. The estimate is based on an allocation of the President's cash outlay of $33,000 for common stock of K-2 Logistics.com Inc., by virtue of which the President obtained the license as well as his continued ownership of K-2 Logistics.com Inc. The fair market value of $35,000, based on recent comparable transactions, was allocated at a par value of $350 and additional paid in capital of $34,650. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend. The Grantor of the License is not related to the Company.

     The Company issued 1,100,000 shares having a fair market value of $0.01 each to the President of the Company for organizational expenses and offering costs in the amount of $11,000.

     The Company paid $9,000 in consulting fees to a Company controlled by the sole director and President of the Company.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

The following table sets forth the name, age and position of each director and executive officer of Dynamic Ventures:

NAME            AGE             POSITION
------------    ---             --------
Eric Boehnke    35              President, Secretary, Treasurer, Director

In April 2000, Mr. Boehnke was elected as the sole officer and director of Dynamic Ventures, of which he is the majority stockholder. He will serve until the first annual meeting of Dynamic Ventures' shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr. Boehnke is the president and a director of Big Sky Management Ltd., a private company principally involved with providing corporate finance and administrative management services to private and public companies. He has held these offices since 1997. Projects for Big Sky Management include Pacific Mountain Brewing for which he brokered a private placement in 1998 to finance building of a specialty malt facility in the province of Alberta; City Light Brewing Company, for which he raised $1.4 million US through a merchant bank in 1999, and in 2000 researched, developed and positioned key people in regards to the building of a new brewpub in the International Village complex; and Wineshares International Ltd., for which he arranged $500,000 US in 1999, a large portion of which was in the form of a bridge loan. Since May 2000, he has also served as president and director of Vendin One Capital Corp., a company incorporated in the Yukon Territories that is registering its securities on the Canadian Venture exchange.

Since April, 2000, Mr. Boehnke has also served as the sole director and officer of K-2 Logistics.com Inc., a reporting company under the Securities Exchange Act of 1934. K-2 Logistics is a blank check company: its business plan is to merge with or acquire a business entity in exchange for its securities.

From February, 2000 through April 20, 2000, Mr. Boehnke served as the president and a director of Hiking Adventures Inc., an OTC bulletin board company under the symbol "HKAD", now known as IQROM Communications Inc. ("IQCO"). During his tenure as president, Mr. Boehnke oversaw the acquisition by Hiking Adventures of IQROM Communications Inc., a high tech company focusing on the production of multi-media CD-Roms. Hiking Adventures and IQROM merged in a transaction known as a reverse takeover. In a reverse takeover, the shareholders of an acquired company generally end up owning all or most of the resulting combined company, and the resulting company is engaged in a business different from that of the company which ceases to exist. IQROM is engaged in a different business than Hiking Adventures, and Hiking Adventures has ceased to exist. During Mr. Boehnke's tenure, Hiking Adventures lacked any material operations or revenues. As part of the acquisition, IQROM arranged for a private placement of US$12,000,000 to help the company expand its existing operations in Europe and into the North American market. Mr. Boehnke's duties included review of the private placement documents and share issuances for compliance with applicability laws and regulations.

From March 2000 through June 2000, Mr. Boehnke served as president and director of Anthem Recording West now Udate.com Ltd, an OTCBB company that trades under the symbol "UDAT". Anthem and Udate.com also merged in a reverse takeover. Udate.com is engaged in a different business than Anthem, and Anthem has ceased to exist. During Mr. Boehnke's tenure, Anthem lacked any material operations or revenues. From 1996 through 1999, Mr. Boehnke was the owner and operator of Mescalero, a popular Vancouver restaurant. His responsibilities included managing a staff of 25-35 people, developing capital budgets for expansion, new marketing plans, formulating systems to control costs and structuring a core management team to oversee the business. Over a period of three years, the business developed a catering company that worked hand in hand with the business and increased sales from $1.1 million per annum to $1.4 million per annum. From 1992 through 1994, Mr. Boehnke was employed by AMF Capital Corp., a venture capital company whose mandate was to raise funds for public trading companies on various exchanges. Mr. Boehnke's responsibilities included selecting projects for the company, acting as liaison between the executives and potential investors, as well as working with the market makers.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

Dynamic Ventures currently pays its president, Eric Boehnke, $1,500 per month for his management services. Although there is no current plan in existence, it is possible that Dynamic Ventures will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Dynamic Ventures' business plan. Dynamic Ventures has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. The director currently does not receive any cash compensation from Dynamic Ventures for his service as a member of the board of directors. There is no compensation committee, and no compensation policies have been adopted. See "Certain Relationships and Related Transactions."

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth, as of December 31, 2000, Dynamic Ventures' outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Dynamic Ventures to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

NAME                                                         SHARES OWNED  PERCENTAGE OF SHARES OWNED
-----------------------------------------------------------  ------------  --------------------------
Eric Boehnke, President, Secretary, Treasurer and Director      4,600,000                        100%
1820 Fulton Avenue
West Vancouver, BC V7V 1S9 Canada
-----------------------------------------------------------  ------------  --------------------------
ALL EXECUTIVE OFFICERS & DIRECTORS AS A                         4,600,000                        100%
GROUP (1 Individual)
-----------------------------------------------------------  ------------  --------------------------

DESCRIPTION  OF  SECURITIES

The following description of Dynamic Ventures' capital stock is a summary of the material terms of its capital stock. This summary is subject to and qualified in its entirety by Dynamic Ventures' articles of incorporation and bylaws, and by the applicable provisions of Washington law.

The authorized capital stock of Dynamic Ventures consists of 120,000,000 shares:
100,000,000 shares of Common Stock having a par value of $0.0001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.0001 per share. The articles of incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of Dynamic Ventures' common stock.

The holders of shares of common stock of Dynamic Ventures do not have cumulative voting rights in connection with the election of the Board of Directors, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of Dynamic Ventures' directors.

The holders of shares of common stock are entitled to dividends, out of funds legally available therefor, when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. The holders of the shares of common stock have no preemptive or subscription rights. In the event of liquidation, dissolution or winding up of the affairs of Dynamic
Ventures, holders are entitled to receive, ratably, the net assets of Dynamic Ventures available to shareholders after payment of all creditors.

All of the issued and outstanding shares of common stock are duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of Dynamic Ventures' common stock are issued, the relative interests of existing shareholders may be diluted.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

No director, executive officer or nominee for election as a director of Dynamic Ventures, and no owner of five percent or more of Dynamic Ventures' outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNAMIC  VENTURES  INC.

                                             By:  /s/
                                                ---------------------
                                                Eric  Boehnke
                                                President

                                             Date:  March 29, 2001
                                                  -------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By:  /s/                Date:  March 29, 2001
                                    ------------------        -----------------
                                    Eric Boehnke, President,
                                    Director, Chief Financial
                                    and Accounting Officer