Form 10QSB
period 2001-03-31
DYNAMIC VENTURES INC/CANADA
filed 2001-05-15
CIK 1117458

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001
                      --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission File No.  000-32217

                              Dynamic Ventures Inc.
                   ___________________________________________
                 (Name of Small Business Issuer in its Charter)

 Washington                                                          91-2023525
-----------                                                         -----------
(State or Other Jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No)

                               1820 Fulton Avenue
                          West Vancouver, BC   V7V 1S9
                   ___________________________________________
                    (Address of Principal Executive Offices)

                                 (360) 392-3950
                   ___________________________________________
                            Issuer's Telephone Number

                                       N/A
                   ___________________________________________
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      (1)   Yes  X       No         (2)   Yes  X       No
                ---         ---               ---         ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  May 10, 2001

                            Common - 8,600,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

    Transitional Small Business Issuer Format   Yes  X     No
                                                    ---       ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.   Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                              Dynamic Ventures Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)


                                                                           Index

Balance  Sheets                                                         F-1

Statements  of  Operations                                              F-2

Statements  of  Cash  Flows                                             F-3

Notes  to  the  Financial  Statements                                   F-4

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                   March 31,   December 31,
                                                                     2001          2000
                                                                      $             $
                                                                  (unaudited)   (audited)

                             Asset
Current Asset
  Cash                                                               109,960            996
                                                                  ===========  =============


                          Liabilities
Current Liabilities
  Accounts payable                                                     3,185              -
  Accrued liabilities                                                  2,250            953
  Note payable (Note 4)                                              100,000         15,000
                                                                  -----------  -------------
                                                                     105,435         15,953
                                                                  -----------  -------------

                     Stockholders' Equity

Stockholders' Equity (Deficit)

Common Stock, 100,000,000 common shares authorized
  with a par value of $.0001; 8,600,000 and 4,600,000
  common shares issued and outstanding respectively                      860            460
Additional Paid in Capital                                            85,140         45,540
                                                                  -----------  -------------
                                                                      86,000         46,000
                                                                  -----------  -------------
Preferred Stock, 20,000,000 preferred shares authorized with a
  par value of $.0001; none issued                                         -              -
                                                                  -----------  -------------
Deficit Accumulated During the Development Stage                     (81,475)       (60,957)
                                                                  -----------  -------------
                                                                       4,525        (14,957)
                                                                  -----------  -------------
                                                                     109,960            996
                                                                  ===========  =============

Contingent  Liability  (Note  1)
Commitment  (Notes 3 and 5)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)


                                              Accumulated from          For the          From April 10, 2000
                                              April 10, 2000 to    three months ended    (Date of Inception)
                                               March 31, 2001        March 31, 2001      to December 31, 2000
                                                      $                    $                      $
                                                 (unaudited)          (unaudited)             (audited)
Revenue                                                       -                     -                       -
                                             -------------------  --------------------  ----------------------

Expenses
  Amortization of license                                 4,125                     -                   4,125
  Audit and accounting                                    1,397                   297                   1,100
  Bank charges                                              459                     -                     459
  Consulting (Note 5)                                    20,569                11,357                   9,212
  Foreign exchange/(loss)                                   912                   912                       -
  Interest                                                2,365                 1,912                     453
  License written-off                                    20,625                     -                  20,625
  Market research                                         1,500                     -                   1,500
  Office and telephone                                    6,259                 5,101                   1,158
  Organizational expenses and offering costs             11,000                     -                  11,000
  Transfer agent and filing fees                          2,015                   940                   1,075
                                             -------------------  --------------------  ----------------------
Net Loss                                                (71,226)              (20,519)                (50,707)
                                             ===================  ====================  ======================

Net Loss Per Share - Basic                                                     (0.004)                  (.011)
                                                                  ====================  ======================

Weighted Average Shares Outstanding                                         5,845,000               4,600,000
                                                                  ====================  ======================

                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                                For the          From April 10, 2000
                                                           three months ended    (Date of Inception)
                                                             March 31, 2001      to December 31, 2000
                                                                   $                      $
                                                              (unaudited)             (audited)
Cash Flows to Operating Activities
  Net loss                                                            (20,519)                (50,707)
  Non-cash items
    Amortization of license                                                 -                   4,125
    License written-off                                                     -                  20,625
    Organizational expenses and offering costs                              -                  11,000
    Accounts payable and accrued liabilities                            4,483                     953
                                                           -------------------  ----------------------
Net Cash Used by Operating Activities                                 (16,036)                (14,004)
                                                           -------------------  ----------------------
Cash Flows from Financing Activities
  Notes payable; net of repayments                                     85,000                  15,000
  Issuance of common shares                                            40,000                       -
                                                           -------------------  ----------------------
Net Cash Provided by Financing Activities                             125,000                  15,000
                                                           -------------------  ----------------------

Change in cash                                                        108,964                     996
Cash - beginning of period                                                996                       -
                                                           -------------------  ----------------------

Cash - end of period                                                  109,960                     996
                                                           ===================  ======================
Non-Cash Financing Activities
  A total of 3,500,000 shares were issued to a director
  at a fair market value of $0.01 per share for the
  acquisition of a License (Note 3)                                         -                  35,000
  Less dividend deemed paid (Note 4)                                        -                 (10,250)
  A total of 1,100,000 shares were issued to a director
  for organizational expenses and offering costs at a
  fair market value of $0.01 per share                                      -                  11,000


                    (The accompanying notes are an integral
                        part of the financial statements)


                                                                            -                  35,750
                                                           ===================  ======================

Supplemental Disclosures
Interest paid                                                               -                       -
  Income tax paid                                                           -                       -

                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)
(unaudited)


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

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise further equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission and was declared effective on January 5, 2001. The Company completed an offering and issued 4,000,000 common shares at $0.01 for cash proceeds of $40,000.

     The Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on January 29, 2002. Two notes, totalling $15,000 were repaid during the quarter.

2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  December  31.

     (b)  License

          The cost to acquire a license was capitalized. The costs will be amortized on a straight-line basis over three years.

          The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

     (c)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d)  Revenue  Recognition

          The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the

                    (The accompanying notes are an integral
                        part of the financial statements)
          sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.

                    (The accompanying notes are an integral
                        part of the financial statements)

2.   Summary  of  Significant  Accounting  Policies  (continued)

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

     (f)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products in the States of Nevada and Utah, through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers. The license was acquired on April 10, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor of the license retains 50% of the profits. The license was written-off to operations. However, it is the Company's intention to determine if it is economically feasible to commercially exploit a business plan. See Note 5 for consideration paid to a related party for the assignment of this license.

4.   Notes  Payable

     The Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on January 29, 2002. Two notes, totalling $15,000 were repaid during the quarter.

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

     The Company paid $10,000 (2000 - $9,000) in consulting fees to a Company controlled by the sole director and President of the Company. Consulting fees of $5,000 per month is payable to this company.

Item  2.     Management  Discussion  and  Analysis  or  Plan  of  Operation

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10-QSB. This Form 10-QSB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB.

Results  of  Operations
-----------------------

During the period from April 10, 2000 (date of inception) through March 31, 2001, the Company has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with an SB-2 Registration Statement, and expenses associated with setting up a company structure to begin implementing its business plan. The Company's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

Liquidity
---------

Dynamic Ventures Inc. remains in the development stage and, since inception has suffered losses to March 31, 2001. At March 31, 2001 the accumulated deficit was $71,226 and the working capital deficit was $4,525. We expect to incur substantial operating losses for the near term.

During the previous year, Dynamic Ventures Inc. issued notes payable in exchange for $15,000 cash. The notes payable were secured by all corporate property, bearing interest at 10% and due on August 7, 2001. The notes were issued to Allied Growth Inc., a company that is not affiliated with Dynamic Ventures Inc. or its principals. The proceeds were being used to cover the cash requirements on the day-to-day operating expenses of Dynamic Ventures Inc.

During the three months ended March 31, 2001 Dynamic Ventures Inc. completed an offering pursuant to an SB-2 Registration Statement, and raised $40,000 by issuing 4,000,000 common shares. Dynamic Ventures Inc. retired the notes to Allied Growth Inc.

Dynamic Ventures Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets in the States of Nevada and Utah. In order to determine the feasibility of its business plan, Dynamic Ventures Inc. plans, during the next twelve months, to conduct research into these various potential target markets. Should Dynamic Ventures Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Dynamic Ventures Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Dynamic Ventures Inc. will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. Dynamic Ventures Inc. will have to obtain additional financing through an offering or capital contributions by current shareholders.

On January 29, 2001, Dynamic Ventures Inc. issued a note payable in exchange for $100,000 cash. The note payable is secured by all corporate property, bears interest at 10% and is due on August 7, 2001. The note was issued to Big Sky Management, a company that is controlled by the sole director and President of the Company. The proceeds are being used to cover the cash requirements of the day-to-day operating expenses and implementing the business plan of Dynamic Ventures Inc.

Dynamic Ventures Inc. will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Dynamic Ventures Inc. or at all. Dynamic Ventures Inc. has no commitments for capital expenditures.

With our beginning cash position of $1,000 along with cash received of $140,000, generated by issuing equity securities of $40,000 and a note payable of $100,000, the Company was able to retire its existing note obligations of

$15,000 and fund its operating cash short fall of $17,000. This resulted in an increased cash position of $109,000 to a positive cash position of $110,000.

In addition, Dynamic Ventures Inc. may engage in a combination with another business. Dynamic Ventures Inc. has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dynamic  Ventures  Inc.

Date:  May 14, 2001                   By:  /s/  Eric  Boehnke
       ------------                   ------------------------------------------
                                      Eric Boehnke, President, Secretary, Chief
                                      Financial and Accounting Officer, Director