Form 10QSB
period 2001-06-30
DYNAMIC VENTURES INC/CANADA
filed 2001-08-14
CIK 1117458

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30, 2001
                       -------------

[  ]    TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
        EXCHANGE  ACT  OF  1934

For the transition period from ____________ to ______________

Commission  File  No.  333-40528
                       ---------

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

                                  July 31, 2001

                            Common - 8,600,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

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

                              Dynamic Ventures Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  June 30, 2001
                                   (Unaudited)


INDEX

Balance  Sheets                                                        F-1

Statements  of  Operations                                             F-2

Statements  of  Cash  Flows                                            F-3

Notes  to  the  Financial  Statements                                  F-4

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Balance  Sheets


                                                                     June 30,    December 31,
                                                                       2001           2000
                                                                        $              $
                                                                    (unaudited)    (audited)
                                  Asset
Current Asset
  Cash                                                                   91,590            996
                                                                  ==============  =============

                               Liabilities
Current Liabilities
  Accounts payable                                                          792              -
  Accrued liabilities                                                     5,750            953
  Note payable (Note 4)                                                 100,000         15,000
                                                                  --------------  -------------
                                                                        106,542         15,953
                                                                  --------------  -------------

                           Stockholders' Equity

Stockholders' Equity (Deficit)
Common Stock, 100,000,000 common shares authorized
  with a par value of $.0001; 8,600,000 and 4,600,000
  common shares issued and outstanding respectively                         860            460

Additional Paid in Capital                                               85,140         45,540
                                                                  --------------  -------------
                                                                         86,000         46,000
                                                                  --------------  -------------

Preferred Stock, 20,000,000 preferred shares authorized with a
  par value of $.0001; none issued                                            -              -

Deficit Accumulated During the Development Stage                       (100,952)       (60,957)
                                                                  --------------  -------------
                                                                        (14,952)       (14,957)
                                                                  --------------  -------------
                                                                         91,590            996
                                                                  ==============  =============

Contingent  Liability  (Note  1)
Commitment  (Notes  3  and  5)

                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Operations


                                               Accumulated from     For the three     For the six    From April 10, 2000
                                               April 10, 2000 to    months ended     months ended    (Date of Inception)
                                                 June 30, 2001      June 30, 2001    June 30, 2001     to December 31,
2000
                                                      $                   $                $                   $
                                                 (unaudited)          (unaudited)     (unaudited)          (audited)
Revenue                                                        -                -                -               -
                                              -------------------  ---------------  ---------------  --------------------
Expenses
  Amortization of license                                  4,125                -                -                 4,125
  Audit and accounting                                     6,621            5,224            5,521                 1,100
  Bank charges                                               459                -                -                   459
  Consulting (Note 5)                                     30,318            9,749           21,106                 9,212
  Foreign exchange/(loss)                                    762             (150)             762                     -
  Interest                                                 4,607            2,242            4,154                   453
  License written-off                                     20,625                -                -                20,625
  Market research                                          1,500                -                -                 1,500
  Office and telephone                                     7,755            1,496            6,597                 1,158
  Organizational expenses and offering costs              11,000                -                -                11,000
  Transfer agent and filing fees                           2,930              915            1,855                 1,075
                                              -------------------  ---------------  ---------------  --------------------
Net Loss                                                 (90,702)         (19,476)         (39,995)              (50,707)
                                              ===================  ===============  ===============  ====================

Net Loss Per Share - Basic                                                   (.01)            (.01)                 (.01)
                                                                   ===============  ===============  ====================

Weighted Average Shares Outstanding                                     8,600,000        7,500,000             4,600,000
                                                                   ===============  ===============  ====================

                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows


                                                          For the six     From April 10, 2000
                                                         months ended     (Date of Inception)
                                                         June 30, 2001    to December 31, 2000
                                                               $                   $
                                                          (unaudited)          (audited)
Cash Flows to Operating Activities
  Net loss                                                     (39,995)             (50,707)
  Non-cash items
    Amortization of license                                          -                4,125
    License written-off                                              -               20,625
    Organizational expenses and offering costs                       -               11,000
    Accounts payable and accrued liabilities                     5,589                  953
                                                        ---------------  -------------------

Net Cash Used by Operating Activities                          (34,406)             (14,004)
                                                        ---------------  -------------------

Cash Flows from Financing Activities
  Notes payable; net of repayments                              85,000               15,000
  Issuance of common shares                                     40,000                    -
                                                        ---------------  -------------------

Net Cash Provided by Financing Activities                      125,000               15,000
                                                        ---------------  -------------------

Change in cash                                                  90,594                  996
Cash - beginning of period                                         996                    -
                                                        ---------------  -------------------

Cash - end of period                                            91,590                  996
                                                        ===============  ===================

Non-Cash Financing Activities
  A total of 3,500,000 shares were issued to a director
  at a fair market value of $0.01 per share for the
  acquisition of a License (Note 3)                                  -               35,000

  Less dividend deemed paid (Note 4)                                 -              (10,250)

  A total of 1,100,000 shares were issued to a director
  for organizational expenses and offering costs at a
  fair market value of $0.01 per share                               -               11,000
                                                        ---------------  -------------------

                                                                     -               35,750
                                                        ===============  ===================

Supplemental Disclosures
  Interest paid                                                      -                    -
  Income tax paid                                                    -                    -

                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(unaudited)

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

     The Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on January 29, 2002. Two notes, totalling $15,000 were repaid during the first quarter ended March 31, 2001.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  December  31.

     (b)  License

          The  cost  to  acquire  the  License  was  capitalized.

          The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

3.   License

     The Company's only asset is a license acquired from Vitamineralherb.com Corp. "The Grantor" to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Nevada and Utah. The license was acquired on April 10, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, Web Site creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the Web Site and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up which the Grantor and the Company share equally. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date.

     The Company issued 3,500,000 shares to the sole director for total share consideration of $35,000. See Note 4.

     The License has been written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.

4.   Notes  Payable

     The Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on January 29, 2002. Two notes, totalling $15,000 were repaid during the first quarter ended March 31, 2001.

5.   Related  Party  Transactions

     The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of 3,500,000 shares having a fair market value of $35,000. The Company has estimated the cost of the license to its President at $24,750. The estimate is based on an allocation of the President's cash outlay of $33,000 for common stock of K-2 Logistics.com Inc., by virtue of which the President obtained the license as well as his continued ownership of K-2 Logistics.com Inc. The fair market value of $35,000, based on recent comparable transactions, was

                    (The accompanying notes are an integral
                        part of the financial statements)
     allocated at a par value of $350 and additional paid in capital of $34,650. The excess of fair market value over predecessor cost, being $10,250, is treated as a dividend. The Grantor of the License is not related to the Company.

     The Company issued 1,100,000 shares having a fair market value of $0.01 each to the President of the Company for organizational expenses and offering costs in the amount of $11,000.

     The Company paid $25,000 (2000 - $9,000) in consulting fees to a Company controlled by the sole director and President of the Company. Consulting fees of $5,000 per month are payable to this company.

                    (The accompanying notes are an integral
                        part of the financial statements)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------

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

Results  of  Operations
-----------------------

During the period from April 10, 2000 (date of inception) through June 30, 2001, the Company has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with an SB-2 Registration Statement, and expenses associated with setting up a company structure to begin implementing its business plan. It is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.

Liquidity
---------

Dynamic Ventures Inc. remains in the development stage and, since inception has suffered losses to June 30, 2001. At June 30, 2001 the accumulated deficit was $90,702 and the working capital deficit was $14,952. We expect to incur substantial operating losses for the near term.

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

During the six months ended June 30, 2001 Dynamic Ventures Inc. completed an offering pursuant to an SB-2 Registration Statement, and raised $40,000 by issuing 4,000,000 common shares. Dynamic Ventures Inc. retired the notes to Allied Growth Inc.

Dynamic Ventures Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets in the States of Nevada and Utah. In order to determine the feasibility of its business plan, Dynamic Ventures Inc. plans, during the next twelve months, to conduct research into these various potential target markets. Should Dynamic Ventures Inc. determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Dynamic Ventures Inc. believes that during the next twelve months, it will need a capital infusion of approximately $281,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Dynamic Ventures Inc. will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. Dynamic Ventures Inc. will have to obtain additional financing through an offering or capital contributions by current shareholders.

On January 29, 2001, Dynamic Ventures Inc. issued a note payable in exchange for $100,000 cash. The note payable is secured by all corporate property, bears interest at 12% and is due on January 29 2002. The note was issued to Big Sky Management, a company that is controlled by the sole director and President of the Company. The proceeds are being used to cover the cash requirements of the day-to-day operating expenses and implementing the business plan of Dynamic Ventures Inc.

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

With our beginning cash position of $1,000 along with cash received of $140,000, generated by issuing equity securities of $40,000 and a note payable of

$100,000, the Company was able to retire its existing note obligations of $15,000 and fund its operating cash short fall of $34,000. This resulted in an increased cash position of $91,000 to a positive cash position of $92,000.

In addition, Dynamic Ventures Inc. may engage in a combination with another business. Dynamic Ventures Inc. has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

PART  II  -  OTHER  INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dynamic Ventures Inc.

Date: August 13, 2001                    By: /s/
      --------------                        -----------------------
                                            Eric Boehnke, President