Form 10QSB
period 2001-09-30
DYNAMIC VENTURES INC/CANADA
filed 2001-11-14
CIK 1117458

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  September  30,  2001
                          --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from              to
                                   -------------   -------------
Commission  File  No.  000-32217
                       ---------

                              Dynamic Ventures Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Washington                                       91-2023525
-----------------------------------                     -------------------
(State  or  Other  Jurisdiction  of                     (I.R.S.  Employer
incorporation  or  organization)                        Identification  No)

                               1820 Fulton Avenue
                          West Vancouver, BC   V7V 1S9
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 392-3950
                 ----------------------------------------------
                            Issuer's Telephone Number

                                       N/A
                 ----------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                November 12, 2001

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

                              Dynamic Ventures Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                               September 30, 2001
                                   (unaudited)



INDEX


Balance  Sheets                                                        F-1

Statements  of  Operations                                             F-2

Statements  of  Cash  Flows                                            F-3

Notes  to  the  Financial  Statements                                  F-4

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Balance  Sheets



                                                                   September 30,   December 31,
                                                                       2001            2000
                                                                         $              $
                                                                    (unaudited)     (audited)

                                      Asset
Current Asset
     Cash                                                                 83,075            996
                                                                      ----------    ------------
Total Asset                                                               83,075            996
                                                                      ==========    ============

                                  Liabilities
Current Liabilities
     Accounts payable                                                      1,050              -
     Accrued liabilities                                                   8,000            953
     Note payable (Note 4)                                               100,000         15,000
                                                                      ----------    ------------

Total Liabilities                                                        109,050         15,953
                                                                      ----------    ------------


                              Stockholders' Deficit

Stockholders' Deficit
Common Stock, 100,000,000 common shares authorized
     with a par value of $.0001; 8,600,000 and 4,600,000
     common shares issued and outstanding respectively                       860            460
Additional Paid in Capital                                                85,140         45,540
                                                                      ----------    ------------

                                                                          86,000         46,000
                                                                      ----------    ------------

Preferred Stock, 20,000,000 preferred shares authorized with a
     par value of $.0001; none issued                                          -              -
                                                                      ----------    ------------

Deficit Accumulated During the Development Stage                        (111,975)       (60,957)
                                                                      ----------    ------------

Total Deficit                                                            (25,975)       (14,957)
                                                                      ----------    ------------

Total Liabilities and Stockholders' Deficit                               83,075            996
                                                                      ==========    ============

Contingent  Liability  (Note  1)
Commitment  (Notes  3  and  5)


                                      F-1
                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(unaudited)




                                      Accumulated from     For the three    For the three    For the nine     From April 10, 2000
                                      April 10, 2000 to    months ended     months ended     months ended     (Date of Inception)
                                        September 30,      September 30,    September 30,    September 30,     to September 30,
                                            2001               2001             2000             2001                2000
                                              $                  $                $                $                   $
Revenue                                               -                -                -                -                      -
                                       ----------------    -------------    -------------    -------------    --------------------
Expenses
    Amortization of license                       4,125                -            2,062                -                  4,125
    Audit and accounting                         14,113            7,492                -           13,013                      -
    Bank charges                                    459                -              226                -                    226
    Consulting (Note 5)                          30,318                -            4,500           21,106                  4,500
    Foreign exchange/(loss)                         992              230                -              992                      -
    Interest                                      7,216            2,609                -            6,763                      -
    License written-off                          20,625                -                -                -                      -
    Market research                               1,500                -                -                -                      -
    Office and telephone                          8,437              682              469            7,279                    469
Organizational expenses and
    offering costs                               11,000                -                -                -                 11,000
    Transfer agent and filing fees                2,940               10                -            1,865                      -
                                       -----------------    -------------    -------------    -------------    -------------------

Net Loss                                       (101,725)         (11,023)          (7,257)         (51,018)               (20,320)
                                       =================    =============    =============    =============    ===================

Net Loss Per Share - Basic                                          (.01)            (.01)            (.01)                  (.01)
                                                            =============    =============    =============    ===================

Weighted Average Shares
 Outstanding                                                    8,600,000        4,600,000        8,600,000             4,600,000
                                                            =============    =============    =============    ===================


                                      F-2
                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(unaudited)



                                                             For the nine        From April 10, 2000
                                                             months  ended       (Date of Inception)
                                                          September 30, 2001    to September 30, 2000
                                                                 $                       $
Cash Flows to Operating Activities
  Net loss                                                          (51,018)                 (20,320)
  Non-cash items
    Amortization of license                                               -                    4,125
    Organizational expenses and offering costs                            -                   11,000
    Accounts payable and accrued liabilities                          8,097                        -
                                                                ------------           --------------
Net Cash Used by Operating Activities                               (42,921)                  (5,195)
                                                                ------------           --------------

Cash Flows from Financing Activities
  Notes payable; net of repayments                                   85,000                   10,000
  Issuance of common shares                                          40,000                        -
                                                                ------------           --------------

Net Cash Provided by Financing Activities                           125,000                   10,000
                                                                ------------           --------------

Change in cash                                                       82,079                    4,805
Cash - beginning of period                                              996                        -
                                                                ------------           --------------

Cash - end of period                                                 83,075                    4,805
                                                                ============           ==============

Non-Cash Financing Activities
  A total of 3,500,000 shares were issued to a director
  at a fair market value of $0.01 per share for the
  acquisition of a License (Note 3)                                       -                   35,000
  Less dividend deemed paid (Note 4)                                      -                  (10,250)
  A total of 1,100,000 shares were issued to a director
  for organizational expenses and offering costs at a
  fair market value of $0.01 per share                                    -                   11,000
                                                                ------------           --------------

                                                                          -                   35,750
                                                                ============           ==============

Supplemental Disclosures
  Interest paid                                                           -                        -
  Income tax paid                                                         -                        -


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


3.   License

     The Company's only asset is a license acquired from Vitamineralherb.com Corp. (the "Grantor") to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Nevada and Utah. The license was acquired on April 10, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, Web Site creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the Web Site and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up which the Grantor and the Company share equally. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date.

     The Company issued 3,500,000 shares to the sole director for total share consideration of $35,000. See Note 5.

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

     The Company paid CAD$27,500 in consulting fees to a Company controlled by the sole director and President of the Company.

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

Results  of  Operations
-----------------------
During the period from April 10, 2000 (date of inception) through September 30, 2001, the Company has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb products. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with an SB-2 Registration Statement, and expenses associated with setting up a company structure to begin implementing its business plan. In late 2000, the Company completed a market survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license. The Company now plans to hire commissioned sales staff, establish an office, advertise, and begin making sales.

Liquidity
---------
Dynamic Ventures Inc. remains in the development stage and, since inception has suffered losses to September 30, 2001. At September 30, 2001 the accumulated deficit was $111,975 and the working capital deficit was $25,975. We expect to incur substantial operating losses for the near term.

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

During the nine months ended September 30, 2001 Dynamic Ventures Inc. completed an offering pursuant to an SB-2 Registration Statement, and raised $40,000 by issuing 4,000,000 common shares. Dynamic Ventures Inc. retired the notes to Allied Growth Inc.

Dynamic Ventures Inc.'s business plan is to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the States of Nevada and Utah via the internet. Dynamic Ventures Inc. believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Dynamic Ventures Inc. will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. Dynamic Ventures Inc. will have to obtain additional financing through an offering or capital contributions by current shareholders.

In the process of carrying out its business plan, Dynamic Ventures Inc. may determine it cannot raise sufficient capital to support the vitamin distribution business, in which case it may enter into a new line of business or engage in a business combination with another business.

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

With our beginning cash position of $1,000 along with cash received of $140,000, generated by issuing equity securities of $40,000 and a note payable of $100,000, the Company was able to retire its existing note obligations of $15,000 and fund its operating cash short fall of $43,000. This resulted in an increased cash position of $82,000 to a positive cash position of $83,000.

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(unaudited)


PART  II  -  OTHER  INFORMATION



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Dynamic  Ventures  Inc.


Date:  November 13, 2001                  By  /s/
      ------------------                      -------------------------------
                                              Eric  Boehnke, President,
                                              Secretary, Chief Financial and
                                              Accounting  Office,  Director