Form 10KSB
period 2001-12-31
DYNAMIC VENTURES INC/CANADA
filed 2002-03-29
CIK 1117458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------
                                  FORM 10-KSB
                                   (Mark one)

[X]  Annual report under section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended   December 31, 2001
                            -----------------
OR

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition Period from _________ to _________ .

Commission file number:  000-32217
                         ---------

                             Dynamic Ventures, Inc.
                             ----------------------
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

                None                                            None
 --------------------------------------               --------------------------

Securities registered under Section 12(g) of the Act:  Common Stock, $0.0001 par
                                                      --------------------------
value
---------------
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
               Yes    x     No
                   -------     -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's  revenues  for  its  most  recent  fiscal  year:  $ Nil
                                                               -----

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2002, computed by the average bid and asked price as of February 21, 2002 is at which the stock was sold, was $6,9000,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 2002, the registrant had 8,600,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.


TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT:  Yes  [ ]  No  [ ]

                             DYNAMIC VENTURES, INC.

INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001

PART I                                                                      PAGE
Item 1     Description of Business . . . . . . . . . . . . . . . . . . . .     4
Item 2     Description of Property . . . . . . . . . . . . . . . . . . . .    13
Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    14
Item 4     Submission of Matters to a Vote of Security Holders . . . . . .    14

PART II
Item 5     Market for Common Equity and Related Stockholder Matters. . . .    14
Item 6     Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .    15
Item 7     Financial Statements. . . . . . . . . . . . . . . . . . . . . .    16
Item 8     Changes In And Disagreement With Accountants. . . . . . . . . .    16

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons. .    16
Item 10    Executive Compensation  . . . . . . . . . . . . . . . . . . . .    17
Item 11    Security Ownership of Certain Beneficial Owners and Management     18
Item 12    Certain Relationships and Related Transactions  . . . . . . . .    19
Item 13    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .    19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .    20

INDEX  TO  FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . .   F-1

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

THE  COMPANY

     GENERAL

Dynamic Ventures, Inc. ("Dynamic Ventures") was incorporated under the laws of the State of Washington on April 10, 2000, and is in its early developmental and promotional stages. To date, Dynamic Ventures' only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Dynamic Ventures has not commenced commercial operations. Dynamic Ventures has no full time employees and owns no real estate.

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

Vitamineralherb.com warrants that the products are fit for the purpose for which produced (except for custom formulated products, which Vitamineralherb.com warrants will be manufactured in accordance with Dynamic Ventures' specifications) and comply with all applicable laws; that all labels correctly and accurately describe the product and comply with all applicable laws; and that all suppliers' manufacturing facilities comply with all applicable laws. Vitamineralherb.com has agreed under the license to indemnify, hold harmless and defend Dynamic Ventures' and its related parties from and against any loss, claim, and expense incurred as a consequence of breach of the product warranties.

Vitamineralherb.com has granted distribution rights to 42 other entities for territories in various states, Canadian provinces, and countries. Dynamic Ventures has no plans to acquire the rights to distribute Vitamineralherb.com products in other territories.

     BACKGROUND  ON  THE  MANUFACTURER  AND  DISTRIBUTOR

Vitamineralherb.com has two suppliers: Alta Natural Herbs & Supplements Ltd., and Gaia Garden Herbal Dispensary. Vitamineralherb.com entered into a
Manufacturing Agreement, dated July 18, 2001 with Alta Natural, a company incorporated on August 18, 1993 in British Columbia, Canada and listed on the Canadian Stock Exchange (trading symbol "AHS"). The Alta Natural product line includes over 100 herbal, organic products, and food supplements.

Vitamineralherb.com also has an agreement dated July 5, 2001 with Gaia Garden, a company which manufactures and distributes a full line of herbs, oils and ointments, teas, and vitamins, minerals and herbal supplements. Gaia Garden is located in Vancouver, British Columbia, Canada.

Both suppliers are able to manufacture custom blended products for customers, and to supply privately labeled products for Corporate Development and Innovation's customers at a minimal added cost. Vitamineralherb.com has just begun developing its vitamin marketing and distributorship business.

     IMPLEMENTATION  OF  BUSINESS  PLAN:  MILESTONES

Dynamic Ventures' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Dynamic Ventures determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. Dynamic Ventures will achieve implementation of its business plan by meeting the following milestones:

- MILESTONE 1 - MARKET SURVEY. In order to determine the feasibility of its business plan, Dynamic Ventures conducted research into the various potential target markets. Dynamic Ventures has engaged DealBuzz.com, a firm which specializes in market research for Internet-related companies, to perform the market research. Dealbuzz compiled information regarding 200 potential clients in Utah and Nevada, and compiled statistics as to the feasibility of exploitation of the license.

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

     AVAILABLE INFORMATION AND REPORTS TO SECURITIES HOLDERS

Dynamic Ventures is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports on Forms 10-QSB and 10-KSB, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will not be sent to shareholders but will be available for inspection and copying at the Commission's public reference room, and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Dynamic Ventures' filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Dynamic Ventures currently maintains an office space, occupied by Eric Boehnke, at 1820 Fulton Avenue, West Vancouver, British Columbia V7V 1S9, Canada for which it pays no rent. Dynamic Ventures also rents a shared office space at 114 Magnolia St., Suite 400-127, Bellingham, Washington 98225 and pays rent on a monthly basis. Dynamic Ventures' Canadian phone number is (604) 970-0999, and its Washington phone number is (360) 392-3950.

Dynamic Ventures does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Dynamic  Ventures  is  not  a  party  to  any  pending  legal  proceedings.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to the shareholders during the twelve month period ended December 31, 2001.

Our last annual meeting was undertaken by virtue of a written shareholder consent action executed by Mr. Eric Boehnke to be effective as of June 25, 2001. At that time, Mr. Eric Boehnke constituted our majority shareholder.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

     MARKET  INFORMATION
     -------------------

Effective May 16, 2001, Dynamic Ventures' shares of common stock was accepted for quotation on the National Association of Securities Dealers Over-the-Counter Bulletin Board ("OTC-BB") quotation service under the symbol "DYVW".

The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per share common stock bid prices by quarter for the fiscal year ended December 31, 2001:

     Quarter Ended       High (1)   Low (1))

     December 31, 2001       7.75      1.20
     September 30, 2001      1.01      0.33
     June 30, 2001           0.30      0.01
     March 31, 2001         N/A(2)    N/A(2)


     (1)  Source  of  Information:  Bloomberg  Professional
     (2) No information is available for this quarter as the first day of trading was June 8, 2001

     HOLDERS  OF  COMMON  EQUITY
     ---------------------------

As of March 15, 2002, there were 8,600,000 shares of common stock outstanding, held by 21 shareholders of record.

     DIVIDENDS
     ---------

To date Dynamic Ventures has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Dynamic Ventures' future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.


ITEM  6.  PLAN  OF  OPERATION
-----------------------------

The following discussion and analysis of Dynamic Ventures' financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

During the period from April 10, 2000 (inception) through December 31, 2001, Dynamic Ventures has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb. No revenues were received by Dynamic Ventures during this period.

For the current fiscal year, Dynamic Ventures anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. Dynamic Ventures anticipates that until it has implemented its business plan and achieved the milestones, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business. Please see "Item 1. Description of Business - The License - Implementation of Business Plan: Milestones" for details of the milestones.

Dynamic Ventures remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, Dynamic Venture's balance sheet as of December 31, 2001, reflects total assets of $80,802, in the form of cash.

On January 29, 2001, the Company issued a note payable in exchange for $100,000 in cash, secured by all corporate property. The note bears interest at 12% and was due on January 29, 2002. It has not been repaid. Proceeds from the note were used to pay off previous notes totaling $15,000. The balance of the proceeds were used to cover the cash requirements on the day-to-day operating expenses of Dynamic Ventures.

Dynamic Ventures' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Dynamic Ventures determine that the exploitation of the license is feasible, Dynamic Ventures plans engage salespeople to market the products. Based primarily on discussions with the licensor, Dynamic Ventures believes that during its first operational quarter, it will need a capital infusion of approximately $55,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, Dynamic Ventures will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. Dynamic Ventures will have to obtain additional financing through an offering or capital contributions by current shareholders.

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

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Financial statements and supplementary data are set forth on pages F-1 through F-9.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

All of our directors are elected annually by our shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles and Bylaws.

We held an annual meeting by written consent action on June 25, 2001, wherein our current director was elected to serve for terms of one year or until his replacement is duly elected by our shareholders.

On June 25, 2001, Mr. Eric Boehnke, was elected as the sole Director, President, Secretary and Treasurer.

NAME AND PRESENT OFFICE HELD               AGE  DIRECTOR SINCE  OFFICER SINCE
-------------------------------------------------------------------------------
Eric Boehnke                                37  April 10, 2000  April 10, 2000
President, Secretary, Treasurer, Director
-------------------------------------------------------------------------------

We currently have no employees. The following constitutes certain brief biographical information for the sole officer/director as listed above:

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

From March 2000 through June 2000, Mr. Boehnke served as president and director of Anthem Recording West now Udate.com Ltd., an OTCBB company that trades under the symbol "UDAT". Anthem and Udate.com also merged in a reverse takeover. Udate.com is engaged in a different business than Anthem, and Anthem has ceased to exist. During Mr. Boehnke's tenure, Anthem lacked any material operations or revenues. From 1996 through 1999, Mr. Boehnke was the owner and operator of Mescalero, a popular Vancouver restaurant. His responsibilities included managing a staff of 25-35 people, developing capital budgets for expansion, new marketing plans, formulating systems to control costs and structuring a core management team to oversee the business. Over a period of three years, the business developed a catering company that worked hand in hand with the business and increased sales from $1.1 million per annum to $1.4 million per annum.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

For the last fiscal year recently ended December 31, 2001, no compensation was paid to the executive officer serving at the fiscal year ended December 31, 2001. For the fiscal year ended December 31, 2001, Dynamic Ventures only executive officer was Mr. Eric Boehnke. See "Item 12. Certain Relationships and Related Transactions" for transactions with third parties.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth, as of March 15, 2002, Dynamic Ventures' outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Dynamic Ventures to own beneficially, more than 5% of its common stock. The following table also sets forth the shareholdings of all Executive Officers and Directors as a group. Each person set forth below has sole voting and investment power with respect to the shares shown.

TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER            AMOUNT AND    PERCENT OF
                                                                         NATURE OF       CLASS
                                                                        BENEFICIAL
                                                                         OWNERSHIP
--------------  -----------------------------------------------------  -------------  -----------
Common stock    ERIC BOEHNKE
                                                   1820 Fulton Avenue     4,600,000       54.49 %
                West Vancouver, British Columbia
                V7V 1S2 Canada
--------------  -----------------------------------------------------  -------------  -----------
Common stock    DISTINCT HOLDINGS LTD.                                 1,000,000 (1)      11.63 %
                                                      3081 3rd Avenue
                Whitehourse, Yukon Territory
                Y1A 4Z7 Canada
--------------  -----------------------------------------------------  -------------  -----------
Common stock    KET INVESTMENTS
                                                    980 - 13th Street    680,000 (2)       7.91 %
                Kamloops, British Columbia
                V2B 3C9 Canada
--------------  -----------------------------------------------------  -------------  -----------
Common stock    All Directors and Named Executive Officers as a group     4,600,000        54.49%
--------------  -----------------------------------------------------  -------------  -----------

     (1)  Mr. John Meyer is the sole shareholder of Distinct Holdings Ltd.
     (2)  Mrs. Karen Repka is the sole shareholder of KET Investments Ltd.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

Other than set forth below, during the past two years, there have not been any transactions that have occurred between Dynamic Ventures and its officers, directors, and five percent or greater shareholders.

     i) On January 29, 2001, Dynamic Ventures issued a $100,000 promissory note to Big Sky Management Ltd. The note bears interest at 12% per annum on the unpaid balance beginning from the date the funds are advanced until fully paid. The repayment of the note is in on or before January 29, 2002. The holder of the note was granted a security interest in any and all corporate property, including but not limited to, real property, inventory, receivables and office equipment of Dynamic Ventures. Mr. Eric Boehnke is the sole shareholder of Big Sky Management Ltd.

     ii) During the period January 1, 2001 to June 30, 2001, Big Sky Management Ltd. received approximately $19,350 as compensation for consulting services rendered to June 30, 2001. The services were provided by Eric Boehnke who is the sole director/officer and a majority shareholder of Dynamic Ventures. Mr. Eric Boehnke is the sole shareholder of Big Sky Management Ltd.


ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)  EXHIBITS
-------------

Exhibits included or incorporated by reference in this document are set forth in
--------------------------------------------------------------------------------
the  Exhibit  Index.
--------------------


                                INDEX TO EXHIBITS

       Exhibit Number   Description
       ------------------------------------------------------

          3.1 (1)       Articles of Incorporation
          3.2 (1)       Bylaws
          4.1 (1)       Specimen Stock Certificate
          4.2 (1)       Stock Subscription Agreement
          4.4           100,000 Promissory Note
          5.1 (1)       Opinion re:  legality
          10.1 (1)      License Agreement
          10.2 (1)      Assignment of License Agreement
          23.1 (1)      Consent of Independent Auditors
          23.2 (1)      Consent of Counsel (see exhibit 5.1)

          (1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on June 30, 2000 and as amended on September 19, 2000, November 3, 2000 and December 22, 2000.

(b)  Reports  on  Form  8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.


SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DYNAMIC VENTURES, INC.

                             By:     /s/  Eric  Boehnke
                                  -------------------------------
                                  Eric  Boehnke
                                  President, Secretary, Treasurer
                                  and  Director

                            Date:      March 28, 2002
                                  -------------------------------

Dynamic Ventures Inc.

(A Development Stage Company)

                                                                           Index

Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . .   F-1

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . . . .   F-5

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . . .   F-6

[GRAPHIC OMITTED]



                          Independent Auditor's Report
                         ------------------------------


To the Board of Directors and Stockholders of Dynamic Ventures Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Dynamic Ventures Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the period from April 10, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Dynamic Ventures Inc. (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the period from April 10, 2000 (Date of Inception) to December 31, 2001, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has suffered start-up losses of $108,874 to December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  "Manning  Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
February 15, 2002


Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Balance  Sheets
December  31,  2001  and  2000
(expressed  in  U.S.  dollars)

                                                                    2001       2000
                                                                     $           $
                                 Assets
Current Assets
    Cash                                                            80,802        996
                                                                 ----------  ---------
Total Assets                                                        80,802        996
                                                                 ==========  =========

                               Liabilities
Current Liabilities
    Accounts payable                                                 1,426          -
Accrued liabilities (Note 5)                                        12,500        953
Notes payable (Note 4)                                             100,000     15,000
                                                                 ----------  ---------
Total Liabilities                                                  113,926     15,953
                                                                 ----------  ---------
                           Stockholders' Deficit

Stockholders' Deficit
Common Stock, 100,000,000 common shares authorized with a
  par value of $.0001; 8,600,000 and 4,600,000 common shares
  issued and outstanding                                               860        460
Additional Paid in Capital                                          85,140     45,540
                                                                 ----------  ---------
                                                                    86,000     46,000
                                                                 ----------  ---------
Preferred Stock, 20,000,000 preferred shares authorized with a
  par value of $.0001; none issued                                       -          -
                                                                 ----------  ---------

Deficit Accumulated During the Development Stage                  (119,124)   (60,957)
                                                                 ----------  ---------
Total Stockholders' Deficit                                        (33,124)   (14,957)
                                                                 ----------  ---------
Total Liabilities and Stockholders' Deficit                         80,802        996
                                                                 ==========  =========
Contingent Liability (Note 1)
Commitment (Note 3)


                                      F-2
                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)

                                                    Accumulated From
                                                     April 10, 2000                              From April 10, 2000
                                                 (Date of Inception) to       Year Ended        (Date of Inception) to
                                                   December 31, 2001       December 31, 2001      December 31, 2000
                                                           $                       $                      $
Revenue                                                               -                    -                         -
                                                ------------------------  -------------------  ------------------------

Expenses
   Amortization of license                                        4,125                    -                     4,125
   Audit and accounting                                           6,200                5,100                     1,100
   Bank charges                                                     459                    -                       459
   Consulting (Note 5)                                           30,318               21,106                     9,212
   Foreign exchange loss                                          1,030                1,030                         -
   Interest - net of interest income                              9,606                9,153                       453
   Legal                                                         13,038               13,038                         -
   License written-off                                           20,625                    -                    20,625
   Market research                                                1,500                    -                     1,500
   Office and telephone                                           5,648                4,490                     1,158
   Organizational expenses and offering costs                    11,000                    -                    11,000
   Transfer agent and filing fees                                 4,825                3,750                     1,075
   Web site maintenance fee                                         500                  500                         -
                                                ------------------------  -------------------  ------------------------

Net Loss                                                       (108,874)             (58,167)                  (50,707)
                                                ========================  ===================  ========================


Net Loss Per Share - Basic                                                             (0.01)                    (0.01)
                                                                          ===================  ========================


Weighted Average Shares Outstanding                                                8,032,000                 4,600,000
                                                                          ===================  ========================

Diluted  loss  per share has not been presented separately as the result is anti dilutive.


                                      F-3
                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statement  of  Cash  Flows
(expressed  in  U.S.  dollars)


                                                               Accumulated From
                                                                April 10, 2000                             From April 10, 2000
                                                            (Date of Inception) to       Year Ended        (Date of Inception)
                                                              December 31, 2001       December 31, 2001    to December 31, 2000
                                                                      $                       $                     $
Cash Flows to Operating Activities
   Net loss                                                               (108,874)             (58,167)                (50,707)
   Non-cash items
      Amortization of license                                                4,125                    -                   4,125
      License written-off                                                   20,625                    -                  20,625
      Organizational expenses and offering costs                            11,000                    -                  11,000
   Changes in non-cash working capital items
      Accounts payable and accrued liabilities                              13,926               12,973                     953
                                                           ------------------------  -------------------  ----------------------

Net Cash Used by Operating Activities                                      (59,198)             (45,194)                (14,004)
                                                           ------------------------  -------------------  ----------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common shares                                  40,000               40,000                       -
   Proceeds from note payable (net)                                        100,000               85,000                  15,000
                                                           ------------------------  -------------------  ----------------------

Net Cash Provided by Financing Activities                                  140,000              125,000                  15,000
                                                           ------------------------  -------------------  ----------------------

Increase in cash during the period                                          80,802               79,806                     996
Cash - beginning of period                                                       -                  996                       -
                                                           ------------------------  -------------------  ----------------------

Cash - end of period                                                        80,802               80,802                     996
                                                           ========================  ===================  ======================

Non-Cash Financing Activities
   A total of 3,500,000 shares were issued to a director
   at a fair market value of $0.01 per share for the
   acquisition of a License (Note 3)                                        35,000                    -                  35,000
   Less dividend deemed paid (Note 5)                                      (10,250)                   -                 (10,250)
   A total of 1,100,000 shares were issued to a director
   for organizational expenses and offering costs at a
   fair market value of $0.01 per share                                     11,000                    -                  11,000
                                                           ------------------------  -------------------  ----------------------

                                                                            35,750                    -                  35,750
                                                           ========================  ===================  ======================

 Supplemental Disclosures
   Interest paid                                                                 -                    -                       -
Income tax paid                                                                  -                    -                       -



                                      F-5
                    (The accompanying notes are an integral
                        part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statement  of  Stockholders'  Equity
From April 10, 2000 (Date of Inception) to December 31, 2001
(expressed  in  U.S.  dollars)

                                                                                               Deficit
                                                                                             Accumulated
                                                                      Additional             During the
                                                   Common     Stock     Paid-in              Development
                                                   Shares    Amount     Capital     Total       Stage
                                                      #         $          $          $           $
Balance - April 10, 2000 (Date of Inception)              -        -            -        -             -
   Stock issued for a license at a fair market
     value of $0.01 per share                     3,500,000      350       34,650   35,000             -
   Stock issued for organizational expenses and
     offering costs at a fair market value
     of $0.01 per share                           1,100,000      110       10,890   11,000             -
   Dividend deemed paid (Note 5)                          -        -            -        -       (10,250)
   Net loss for the period                                -        -            -        -       (50,707)
                                                  ---------  -------  -----------  -------  -------------
Balance - December 31, 2000                       4,600,000      460       45,540   46,000       (60,957)
   Stock issued at $0.01 per share for cash       4,000,000      400       39,600   40,000             -
   Net loss for the year                                  -        -            -        -       (58,167)
                                                  ---------  -------  -----------  -------  -------------

Balance - December 31, 2001                       8,600,000      860       85,140   86,000      (119,124)
                                                  =========  =======  ===========  =======  =============


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

     The Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand. Two notes, totalling $15,000 were repaid during the first quarter ended March 31, 2001.


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

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)


2.   Summary  of  Significant  Accounting  Policies  (continued)

     (e)  Accounting  for  Stock-Based  Compensation

          SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion
          (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees and non-employees using SFAS No. 123.

     (f)  Foreign  Exchange

          Current monetary assets and liabilities of the Company which are denominated in foreign currencies are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at rates of exchange prevailing on the transaction dates. Exchange gains or losses on the realization of current monetary assets and the settlement of current monetary liabilities are recognized currently to operations.

     (g)  Income  Taxes

          The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

          The Company has net operating losses of $109,000 to offset future years taxable income. These losses expire in 2015 and 2016.

     (h)  Basic  and  Diluted  Net  Income  (Loss)  per  Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic an diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

     (i)  Use  of  Estimates

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

Dynamic Ventures Inc.
(A  Development  Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


3.   License

     The Company's only asset is a license acquired from Vitamineralherb.com Corp. The grantor to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Nevada and Utah. The license was acquired on April 10, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, Web Site creation and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the Web Site and the order fulfilment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up which the Grantor and the Company share equally. The Company pays an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date of April 10th of each year.

     See  Note  5  for  consideration  paid  for  the  license.

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

     The Company paid $19,000 (2000 - $9,000) in consulting fees to a Company controlled by the President of the Company.

     The Company accrued $11,000 of interest owing on the note payable to the President of the Company.