Form 10QSB
period 2002-03-31
DYNAMIC VENTURES INC/CANADA
filed 2002-05-07
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   ------------------------------------------

                                   FORM 10-QSB

(Mark  one)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended  March 31, 2002
                       --------------

OR

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from            to          .
                                --------      --------
Commission  file  number:
                          ----------------------------

                             DYNAMIC VENTURES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

        Washington                                      91-2023525
 ------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

              1820 Fulton Avenue, West Vancouver, BC CANADA V7V 1S9
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 392-3950
                                 --------------
                            Issuer's telephone number

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
           (1) Yes  [X]   No  [ ]          (2)  Yes  [ ]   No  [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ] NOT APPLICABLE

Applicable  only  to  corporate  issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 25, 2002, the registrant
                                               ---------------------------------
had  8,600,000  shares  of Common Stock, $0.0001 par value per share, issued and
--------------------------------------------------------------------------------
outstanding.
------------

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             DYNAMIC VENTURES, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2002

                              INDEX TO FORM 10-QSB
                              --------------------


                                                                     PAGE
PART  I - FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . .  3

Item 2.   Plan of Operation . . . . . . . . . . . . . . . . . . . . .  4


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  5

Item 2.   Changes in Securities and Use of Proceeds . . . . . . . . .  5

Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . .  5

Item 4.   Submission of Matters to a Vote of Security Holders . . . .  5

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .  6

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  6


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

The Financial Statements of Dynamic Ventures, Inc. (the "Company") required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related notes.

In the opinion of management, the Financial Statements fairly present the financial condition of the Company.


                             Dynamic Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                 March 31, 2002
                                   (unaudited)


                                      Index
                                      -----

        Balance Sheets                                        F-1

        Statements of Operations                              F-2

        Statements of Cash Flows                              F-3

        Notes to the Financial Statements                     F-4

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheets
(expressed  in  U.S.  dollars)

                                                                  March 31,     December 31,
                                                                     2002           2001
                                                                      $              $
                                                                 (unaudited)     (audited)
Assets

Current Assets

  Cash                                                                73,973         80,802
--------------------------------------------------------------------------------------------
Total Assets                                                          73,973         80,802
============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                     1,110          1,426
  Accrued liabilities (Note 5)                                        14,500         12,500
  Note payable (Note 4)                                              100,000        100,000
--------------------------------------------------------------------------------------------
Total Liabilities                                                    115,610        113,926
--------------------------------------------------------------------------------------------
Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a
par value of $.0001; 8,600,000 shares issued and outstanding             860            860

Additional Paid-in Capital                                            85,140         85,140
--------------------------------------------------------------------------------------------
                                                                      86,000         86,000
--------------------------------------------------------------------------------------------
Preferred Stock, 20,000,000 preferred shares authorized with a
par value of $.0001; none issued                                           -              -
--------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                    (127,637)      (119,124)
--------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                          (41,637)       (33,124)
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                           73,973         80,802
============================================================================================
Contingent Liability (Note 1)

Commitment (Notes 3 and 5)

    (The accompanying notes are an integral part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                                 Accumulated from
                                                  April 10, 2000
                                                (Date of Inception)     Three months ended
                                                   to March 31,              March 31,
                                                       2002              2002         2001
                                                        $                 $             $
Revenue                                                          -             -            -
----------------------------------------------------------------------------------------------

Expenses

  Accounting and audit                                       7,700         1,500          297
  Amortization of license                                    4,125             -            -
  Bank charges                                                 459             -            -
  Consulting (Note 5)                                       30,318             -       11,357
  Foreign exchange/loss                                      1,032             2          912
  Interest                                                  12,585         2,979        1,912
  Legal                                                     15,351         2,313            -
  License written-off                                       20,625             -            -
  Market research                                            1,500             -            -
  Office and telephone                                       6,467           819        5,101
  Organizational expenses and offering costs                11,000             -            -
  Transfer agent and filing fees                             5,725           900          940
  Web site maintenance fee                                     500             -            -
----------------------------------------------------------------------------------------------
Net loss                                                  (117,387)       (8,513)     (20,519)
==============================================================================================
Basic Net Loss Per Share                                                    (.01)        (.01)
==============================================================================================
Weighted Average Shares Outstanding                                    8,600,000    5,845,000
==============================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)

                                                          Three months ended
                                                               March 31,
                                                            2002      2001
                                                             $          $
Cash Flows to Operating Activities

  Net loss                                                 (8,513)   (20,519)
  Change in non-cash working capital items
    Increase in accounts payable and accrued liabilities    1,684      4,483
-----------------------------------------------------------------------------
Net Cash Used by Operating Activities                      (6,829)   (16,036)
-----------------------------------------------------------------------------
Cash Flows From Financing Activities

  Notes payable; net of repayments                              -     85,000
  Issuance of common shares                                     -     40,000
-----------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       -    125,000
-----------------------------------------------------------------------------
Change in Cash                                             (6,829)   108,964

Cash - Beginning of Period                                 80,802        996
-----------------------------------------------------------------------------
Cash - End of Period                                       73,973    109,960
=============================================================================

Non-Cash Financing Activities                                   -          -
=============================================================================

Supplemental Disclosures

  Interest paid                                                 -          -
  Income tax paid                                               -          -

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

     On January 29, 2001, the Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on January 29, 2002.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The Company's fiscal year end is December 31.

     (b)  Long-lived  Assets

          The carrying value of the long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the related business to market, related profitability projections and undiscounted cash flows which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

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

          The Company has net operating losses of $117,000 to offset future years taxable income. These losses expire in 2015 and 2016.

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

     (j)  Interim  Financial  Statements

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


4.   Note  Payable

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

     The Company paid $nil (2001 - $8,000) in consulting fees to a Company controlled by the President of the Company.

     The Company accrued $14,000 of interest owing on the note payable to the President of the Company. A total of $3,000 was charged during the quarter ended March 31, 2002.

ITEM  2.  PLAN  OF  OPERATION
-----------------------------

During the period from April 10, 2000 (inception) through March 31, 2002, Dynamic Ventures, Inc., (the "Company") has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. The Company anticipates that until it has implemented its business plan and achieved the milestones, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. The Company will achieve implementation of its business plan by meeting the following milestones:

- MILESTONE 1 - MARKET SURVEY. In order to determine the feasibility of its business plan, the Company conducted research into the various potential target markets. The Company has engaged DealBuzz.com, a firm which specializes in market research for Internet-related companies, to perform the market research. Dealbuzz compiled information regarding 200 potential clients in Utah and Nevada, and compiled statistics as to the feasibility of exploitation of the license.

- MILESTONE 2: - HIRE SALESPEOPLE. Should the Company determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. The Company expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

- MILESTONE 3: ESTABLISH AN OFFICE. The Company would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

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

- MILESTONE 6: ACHIEVE REVENUES. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. The Company will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier.

The Company remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of March 31, 2002, reflects total assets of $73,973, in the form of cash.

The Company will need additional capital to carry out its business plan. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures.

In addition, the Company may engage in a combination with another business. The Company has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.


                           PART II- OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL  PROCEEDINGS
---------------------------

The Company is not a party to any pending legal proceedings.


ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------------------------------------------------------

None


ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES
-------------------------------------------

None


ITEM 4.  SUBMISSION  OF  MATERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------------------------------------------------------------------

No matters were submitted to the shareholders during the three month period ended March 31, 2002.

ITEM 5.  OTHER  INFORMATION
---------------------------

None

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
----------------------------------------------

(a)  EXHIBITS
-------------

Exhibits included or incorporated by reference in this document are set forth in
--------------------------------------------------------------------------------
the  Exhibit  Index.
--------------------

                                INDEX TO EXHIBITS

              Exhibit  Number     Description
              ---------------     -----------

              3.1  (1)           Articles  of  Incorporation
              3.2  (1)           Bylaws
              4.1  (1)           Specimen  Stock  Certificate
              4.2  (1)           Stock  Subscription  Agreement
              4.4                $100,000  Promissory  Note
              5.1  (1)           Opinion  re:  legality
              10.1  (1)          License  Agreement
              10.2  (1)          Assignment  of  License  Agreement
              23.1  (1)          Consent  of  Independent  Auditors
              23.2  (1)          Consent  of  Counsel  (see  exhibit  5.1)

              (1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on June 30, 2000 and as amended on September 19, 2000, November 3, 2000 and December 22, 2000.


(b)  Reports  on  Form  8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DYNAMIC VENTURES, INC.


Date:    May 3, 2002                        By:    /s/  Eric Boehnke
      -------------------                        -------------------------
                                                 Eric Boehnke
                                                 President, Secretary, Treasurer
                                                 and Director