Form 10QSB
period 2002-06-30
DYNAMIC VENTURES INC/CANADA
filed 2002-08-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   ------------------------------------------

                                   FORM 10-QSB

(Mark  one)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended   JUNE 30, 2002
                      -----------------

OR

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from            to          .
                               ---------     ---------
Commission file number:
                        ------------------------------

                                DYNAMIC VENTURES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Washington                               91-2023525
           ----------                               ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


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

Applicable  only  to  corporate  issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 25, 2002, the registrant had
                                            ------------------------------------
8,600,000  shares  of  Common  Stock,  $0.0001  par  value per share, issued and
--------------------------------------------------------------------------------
outstanding.
------------

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             DYNAMIC VENTURES, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2002

                              INDEX TO FORM 10-QSB
                              --------------------

                                                               PAGE
PART  I - FINANCIAL INFORMATION

Item 1.   Financial Statements. . . . . . . . . . . . . . . .     3

Item 2.   Plan of Operation . . . . . . . . . . . . . . . . .     4


PART II  - OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . .     6

Item 2.   Changes in Securities and Use of Proceeds . . . . .     6

Item 3.   Defaults upon Senior Securities . . . . . . . . . .     6

Item 4.   Submission of Matters to a Vote of Security Holders     6

Item 5.   Other Information . . . . . . . . . . . . . . . . .     6

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . .     6


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .     7

CERTIFICATION OF PERIODIC REPORTS . . . . . . . . . . . . . .     8

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


                             Dynamic Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                  June 30, 2002
                                   (unaudited)




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

         Statements of Operations                             F-2

         Statements of Cash Flows                             F-3

         Notes to the Financial Statements                    F-4

Dynamic Ventures Inc.
(A Development Stage Company)
Interim Balance Sheets
(expressed in U.S. dollars)


                                                                   June 30,     December 31,
                                                                     2002           2001
                                                                      $              $
                                                                 (unaudited)     (audited)
Assets

Current Assets

  Cash                                                                70,756          80,802
---------------------------------------------------------------------------------------------
Total Assets                                                          70,756          80,802
=============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                     3,957           1,426
  Accrued liabilities (Note 5)                                        17,615          12,500
  Note payable (Note 4)                                              100,000         100,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                    121,572         113,926
---------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a
par value of $.0001; 8,600,000 shares issued and outstanding             860             860

Additional Paid-in Capital                                            85,140          85,140
---------------------------------------------------------------------------------------------
                                                                      86,000          86,000
---------------------------------------------------------------------------------------------
Preferred Stock, 20,000,000 preferred shares authorized with a
par value of $.0001; none issued                                           -               -
---------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                    (136,816)       (119,124)
---------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                          (50,816)        (33,124)
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                           70,756          80,802
=============================================================================================
Contingent Liability (Note 1)

Commitment (Notes 3 and 5)

    (The accompanying notes are an integral part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                               Accumulated from
                                                April 10, 2000
                                             (Date of Inception)      Three months ended        Six months ended
                                                 to June 30,               June 30,                  June 30,
                                                     2002             2002         2001         2002         2001
                                                      $                 $            $            $            $
Revenue                                                        -            -            -            -            -
---------------------------------------------------------------------------------------------------------------------

Expenses
  Accounting and audit                                     8,200          500          875        2,000        2,172
  Amortization of license                                  4,125            -            -            -            -
  Bank charges                                               459            -            -            -            -
  Consulting (Note 5)                                     30,318            -        9,749            -       21,106
  Foreign exchange/loss                                      894         (138)        (150)        (136)         762
  Interest                                                15,527        2,942        2,242        5,921        4,154
  Legal                                                   19,807        4,456        4,749        6,769        4,749
  License written-off                                     20,625            -            -            -            -
  Market research                                          1,500            -            -            -            -
  Office and telephone                                     7,131          664          989        1,483        2,907
  Organizational expenses and offering costs              11,000            -            -            -            -
  Transfer agent and filing fees                           5,980          255          522        1,155        3,645
  Web site maintenance fee                                 1,000          500          500          500          500
---------------------------------------------------------------------------------------------------------------------
Net loss                                                (126,566)      (9,179)     (19,476)     (17,692)     (39,995)
=====================================================================================================================
Basic Net Loss Per Share                                                 (.01)        (.01)        (.01)        (.01)
=====================================================================================================================
Weighted Average Shares Outstanding                                 8,600,000    8,600,000    8,600,000    7,500,000
=====================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)


                                                             Six months ended
                                                                 June 30,
                                                             2002        2001
                                                              $           $
Cash Flows to Operating Activities

  Net loss                                                  (17,692)    (39,995)

  Change in non-cash working capital items

    Increase in accounts payable and accrued liabilities      7,646       5,589
--------------------------------------------------------------------------------
Net Cash Used by Operating Activities                       (10,046)    (34,406)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Notes payable; net of repayments                                -      85,000
  Issuance of common shares                                       -      40,000
--------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                         -     125,000
--------------------------------------------------------------------------------
Change in Cash                                              (10,046)     90,594

Cash - Beginning of Period                                   80,802         996
--------------------------------------------------------------------------------
Cash - End of Period                                         70,756      91,590
================================================================================

Non-Cash Financing Activities                                     -           -
================================================================================

Supplemental Disclosures

  Interest paid                                                   -           -
  Income tax paid                                                 -           -

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

     The License was written-off to operations in fiscal 2000 due to the lack of historical cash flow and lack of a market to resell the license.


4.   Note  Payable

     The Company received $100,000 from a company controlled by the President pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand.

5.   Related  Party  Transactions

     The License referred to in Note 3 was assigned to the Company in fiscal 2000 by the sole director and President of the Company for consideration of 3,500,000 shares having a fair market value of $35,000. The Company estimated the cost of the license to its President at $24,750. The estimate was based on an allocation of the President's cash outlay of $33,000 for common stock of K-2 Logistics.com Inc., by virtue of which the President obtained the license as well as his continued ownership of K-2 Logistics.com Inc. The fair market value of $35,000, based on recent comparable transactions, was allocated at a par value of $350 and additional paid in capital of $34,650. The excess of fair market value over predecessor cost, being $10,250, was treated as a dividend. The Grantor of the License is not related to the Company.

     The Company paid $nil (2001 - $19,348) in consulting fees to a Company controlled by the President of the Company.

     The Company has accrued $17,000 of interest owing on the note payable to a company controlled by the President of the Company. A total of $6,000 was charged during the six months ended June 30, 2002.

ITEM  2.  PLAN  OF  OPERATION
-----------------------------

During the period from April 10, 2000 (inception) through June 30, 2002, Dynamic Ventures, Inc., (the "Company") has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb. No revenues were received by the Company during this period.

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

The Company remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of June 30, 2002, reflects total assets of $70,756, in the form of cash.

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


ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company is not a party to any pending legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None


ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matters were submitted to the shareholders during the six month period ended June 30, 2002.


ITEM 5. OTHER INFORMATION
-------------------------

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  EXHIBITS
-------------

Exhibits included or incorporated by reference in this document are set forth in
--------------------------------------------------------------------------------
the  Exhibit  Index.
--------------------

                                INDEX TO EXHIBITS

     Exhibit Number        Description
     -----------------------------------------------------------------

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

                                       DYNAMIC  VENTURES,  INC.


Date: August 12,  2002                         By:   /s/  Eric Boehnke
      ------------------                          ------------------------------
                                               Eric Boehnke
                                               President, Secretary, Treasurer
                                               and Director

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, ERIC BOEHNKE, PRESIDENT/DIRECTOR of DYNAMIC VENTURES, INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that:

(1) the QUARTERLY Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
     Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 12, 2002



                                                     /s/  Eric Boehnke
                                            ------------------------------------
                                            Eric Boehnke
                                            President, Secretary, Treasurer &
                                            Director