Form 10QSB
period 2002-09-30
DYNAMIC VENTURES INC/CANADA
filed 2002-11-08
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                   ------------------------------------------

                                   FORM 10-QSB

(Mark one)
[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarter  ended          SEPTEMBER 30, 2002
                                  ------------------

OR

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For  the  transition  Period  from          to         .
                                   --------    --------
Commission  file  number:
                         --------------------------------

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


  114 West Magnolia Street, Suite 400-127, Bellingham, Washington, U.S.A. 98225
  -----------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On October 31, 2002, the registrant
                                             -----------------------------------
had  8,600,000  shares  of Common Stock, $0.0001 par value per share, issued and
--------------------------------------------------------------------------------
outstanding.
------------

Transitional  Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             DYNAMIC VENTURES, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                              INDEX TO FORM 10-QSB
                              --------------------



                                                                PAGE
PART  I - FINANCIAL INFORMATION

Item 1.    Financial Statements. . . . . . . . . . . . . . . .     3

Item 2.    Plan of Operation . . . . . . . . . . . . . . . . .     4


PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . .     6

Item 2.    Changes in Securities and Use of Proceeds . . . . .     6

Item 3.    Defaults upon Senior Securities . . . . . . . . . .     6

Item 4.    Submission of Matters to a Vote of Security Holders     6

Item 5.    Other Information . . . . . . . . . . . . . . . . .     6

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . .     6


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .     7

CERTIFICATION OF PERIODIC REPORTS. . . . . . . . . . . . . . .     8

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


                             Dynamic Ventures, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                               September 30, 2002
                                   (unaudited)



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

    Statements of Operations                                             F-2

    Statements of Cash Flows                                             F-3

    Notes to the Financial Statements                                    F-4

Dynamic Ventures Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                September 30,    December 31,
                                                                    2002             2001
                                                                      $               $
                                                                 (unaudited)      (audited)
Assets

Current Assets

  Cash                                                                69,186          80,802
---------------------------------------------------------------------------------------------
Total Assets                                                          69,186          80,802
=============================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                     3,784           1,426
  Accrued liabilities (Note 5)                                        20,500          12,500
  Note payable (Note 4)                                              100,000         100,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                    124,284         113,926
---------------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with
a par value of $.0001; 8,600,000 shares issued and
outstanding                                                              860             860

Additional Paid-in Capital                                            85,140          85,140
---------------------------------------------------------------------------------------------
                                                                      86,000          86,000
---------------------------------------------------------------------------------------------
Preferred Stock, 20,000,000 preferred shares authorized with
a par value of $.0001; none issued                                         -               -
---------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                    (141,098)       (119,124)
---------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                          (55,098)        (33,124)
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                           69,186          80,802
=============================================================================================
Contingent Liability (Note 1)

Commitment (Notes 3 and 5)

   (The accompanying notes are an integral part of the financial statements.)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)


                                                 Accumulated from
                                                  April 10, 2000
                                               (Date of Inception)     Three months ended        Nine months ended
                                                 to September 30,         September 30,             September 30,
                                                       2002             2002         2001         2002         2001
                                                        $                 $            $            $            $
Revenue                                                      -            -            -            -            -
-------------------------------------------------------------------------------------------------------------------

Expenses

  Consulting (Note 5)                                   30,318            -            -            -       21,106
  Foreign exchange/loss                                  1,013          119          230          (17)         992
  Interest and bank charges                             18,919        2,933        2,609        8,854        6,763
  License amortized and written-off                     24,750            -            -            -            -
  Market research                                        1,500            -            -            -            -
  Office and telephone                                   7,468          337          682        1,820        7,279
  Organizational expenses and offering costs            11,000            -            -            -            -
  Professional fees                                     28,688          681        7,492        9,450       13,013
  Transfer agent and filing fees                         6,192          212           10        1,367        1,865
  Web site maintenance fee                               1,000            -            -          500            -
-------------------------------------------------------------------------------------------------------------------
Net loss                                              (130,848)      (4,282)     (11,023)     (21,974)     (51,018)
===================================================================================================================
Basic Net Loss Per Share                                               (.01)        (.01)        (.01)        (.01)
===================================================================================================================
Weighted Average Shares Outstanding                               8,600,000    8,600,000    8,600,000    8,600,000
===================================================================================================================


(Diluted loss per share has not been presented as the result is anti-dilutive)

   (The accompanying notes are an integral part of the financial statements.)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Cash  Flows
(unaudited)


                                                             Nine months ended
                                                               September 30,
                                                             2002         2001
                                                               $           $
Cash Flows to Operating Activities

  Net loss                                                   (21,974)    (51,018)

  Change in non-cash working capital items

    Increase in accounts payable and accrued liabilities      10,358       8,097
---------------------------------------------------------------------------------
Net Cash Used by Operating Activities                        (11,616)    (42,921)
---------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Notes payable; net of repayments                                 -      85,000
  Issuance of common shares                                        -      40,000
---------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                          -     125,000
---------------------------------------------------------------------------------
Change in Cash                                               (11,616)     82,079

Cash - Beginning of Period                                    80,802         996
---------------------------------------------------------------------------------
Cash - End of Period                                          69,186      83,075
=================================================================================

Non-Cash Financing Activities                                      -           -
=================================================================================

Supplemental Disclosures

  Interest paid                                                    -           -
  Income tax paid                                                  -           -

   (The accompanying notes are an integral part of the financial statements.)

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

     The Company has accrued $20,000 of interest owing on the note payable to a company controlled by the President of the Company. A total of $9,000 was charged during the nine months ended September 30, 2002.

ITEM  2.  PLAN  OF  OPERATION
-----------------------------

During the period from April 10, 2000 (inception) through September 30, 2002, Dynamic Ventures, Inc., (the "Company") has engaged in no significant operations other than organizational activities and acquisition of the rights to market Vitamineralherb. No revenues were received by the Company during this period.

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

The Company remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, the Company's balance sheet as of September 30, 2002, reflects total assets of $69,186, in the form of cash.

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


ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

The Company is not a party to any pending legal proceedings.


ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

None


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

None


ITEM  4.  SUBMISSION  OF  MATERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------------------------------------------------------------------

No matters were submitted to the shareholders during the nine month period ended September 30, 2002.


ITEM  5.  OTHER  INFORMATION
----------------------------

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     EXHIBITS
----------------

Exhibits included or incorporated by reference in this document are set forth in
--------------------------------------------------------------------------------
the  Exhibit  Index.
--------------------

                                INDEX TO EXHIBITS

     Exhibit Number   Description
     ---------------  -------------------------------------

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

                                      DYNAMIC VENTURES, INC.


Date:  November 6, 2002                 By:     /s/ Eric Boehnke
     -----------------------                 ------------------------------
                                        Eric Boehnke
                                        President, Secretary, Treasurer
                                        and Director

                        CERTIFICATION OF PERIODIC REPORT
                        --------------------------------


I, ERIC BOEHNKE, PRESIDENT/DIRECTOR of DYNAMIC VENTURES, INC. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that:

(1) the QUARTERLY Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 6, 2002



                                        /s/  Eric Boehnke
                                      ------------------------------------------
                                      Eric Boehnke
                                      President, Secretary, Treasurer & Director