Form 10KSB
period 2002-12-31
DYNAMIC VENTURES INC/CANADA
filed 2003-03-19
CIK 1117458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                       ----------------------------------

                                   FORM 10-KSB

                                   (Mark one)

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  fiscal  year  ended    December 31, 2002
                                 -----------------
OR
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  transition  Period  from            to          .
                                    --------      --------

Commission  file  number:     000-32217
                         --------------------

                             Dynamic Ventures, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Washington                                            91-2023525
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

  114 Magnolia Street, Suite 400-127
     Bellingham, Washington, USA                                   98225
----------------------------------------                     -------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (360) 392-3950

Securities registered under Section 12(b) of the Act:
            (Title of Class)                                 Name of exchange on
                                                              which registered

                 None                                              None
----------------------------------------                     -------------------

Securities registered under
Section 12(g) of the Act:        Common Stock, $0.0001 par value
                                 -------------------------------
                                         (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes   x       No
          ---          ---

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

Registrant's  revenues  for  its  most  recent  fiscal  year:  $Nil
                                                               ----

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 12, 2003, computed by the average bid and asked price as of March 12, 2003 is at which the stock was sold, was $6,200,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 12, 2003, the registrant had 8,600,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes [ ]   No [X]

                             DYNAMIC VENTURES, INC.

                                    INDEX TO
                          ANNUAL REPORT ON FORM 10-KSB
               FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2002


PART I                                                                     PAGE
Item 1    Description of Business . . . . . . . . . . . . . . . . . . . .     4
Item 2    Description of Property . . . . . . . . . . . . . . . . . . . .    12
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    12
Item 4    Submission of Matters to a Vote of Security Holders . . . . . .    12


PART II
Item 5    Market for Common Equity and Related Stockholder Matters. . . .    13
Item 6    Plan of Operation . . . . . . . . . . . . . . . . . . . . . . .    13
Item 7    Financial Statements. . . . . . . . . . . . . . . . . . . . . .    15
Item 8    Changes In And Disagreements With Accountants on Accounting
          and Financial Disclosure. . . . . . . . . . . . . . . . . . . .    16


PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(s) of the Exchange Act . . . . . . .    16
Item 10   Executive Compensation. . . . . . . . . . . . . . . . . . . . .    17
Item 11   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholders Matters. . . . . . . . . . . . . . . .    17
Item 12   Certain Relationships and Related Transactions. . . . . . . . .    18
Item 13   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    19
Item 14   Controls and Procedures . . . . . . . . . . . . . . . . . . . .    19


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

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

     THE LICENSE

Dynamic Ventures has a three year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. The license grants Dynamic Ventures an exclusive license for the territory of Nevada and Utah. The first term of the license has been renewed and will now expire on April 10, 2006. The license will be automatically renewed unless Dynamic Ventures or Vitamineralherb.com gives the other notice of its intent not to renew.

The Vitamineralherb.com license is intended to eliminate Dynamic Ventures' need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling Dynamic Ventures to focus strictly on marketing and sales. Dynamic Ventures plans to target health and fitness professionals in Nevada and Utah who wish to offer health and fitness products to their customers.

The license provides that Dynamic Ventures (and its customers) will have access to all products offered on the Vitamineralherb website, as well as the ability to order custom-formulated and custom-labeled products. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which Dynamic Ventures and Vitamineralherb.com share equally. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

The license states that Dynamic Ventures' health or fitness professional clients may order the products they desire directly through the Vitamineralherb.com website, paying for the purchase with a credit card, electronic check
("e-check"), or debit card. All products are shipped by the manufacturer directly to the professional or its clients.

The website is maintained by Vitamineralherb.com and each licensee pays an annual website maintenance fee of $500. All financial transactions are to be handled by Vitamineralherb.com. Vitamineralherb will track all sales through the customer's identification number, and at month end, e-mail to Dynamic Ventures and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in Nevada and Utah will automatically be assigned to Dynamic Ventures, whether or not originated by Dynamic Ventures' marketing efforts.

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

Vitamineralherb.com is currently in breach of the license agreement. The Vitamineralherb.com website currently only offers herbs and tinctures; vitamins and minerals are not currently available. Dynamic Ventures is considering its options with regard to enforcement of the license agreement.

     IMPLEMENTATION OF BUSINESS PLAN: MILESTONES

Dynamic Ventures' business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Dynamic Ventures determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. Dynamic Ventures will achieve implementation of its business plan by meeting the following milestones:

- MILESTONE 1 - MARKET SURVEY. In order to determine the feasibility of its business plan, Dynamic Ventures conducted research into the various potential target markets. Dynamic Ventures engaged DealBuzz.com, a firm which specializes in market research for Internet-related companies, to perform the market research. Dealbuzz compiled information regarding 200 potential clients in Utah and Nevada, and compiled statistics as to the feasibility of exploitation of the license.

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

     COMPETITION

The electronic commerce industry is rapidly changing and intensely competitive, and Dynamic Ventures expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY
-----------------------------------

Dynamic Ventures currently rents a shared office space at 114 Magnolia St., Suite 400-127, Bellingham, Washington 98225 and pays rent on a monthly basis.

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

No matters were submitted to the shareholders during the period ended December 31, 2002.

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

Per share common stock bid prices by quarter for the fiscal year ended December 31, 2002:

        Quarter Ended       High(1)  Low(1)
        ------------------  -------  ------

        December 31, 2002      1.95    1.15
        September 30, 2002     1.25    1.15
        June 30, 2002          1.95    1.50
        March 31, 2002         1.95    1.85
        December 31, 2001      7.75    1.20
        September 30, 2001     1.01    0.33
        June 30, 2001          0.30    0.01
        March 31, 2001      N/A (2)  N/A(2)


          (1)  Source  of  Information:  Bloomberg  Professional

          (2) No information is available for this quarter as the first day of trading was June 8, 2002.

     HOLDERS OF COMMON EQUITY
     ------------------------

As of March 12, 2003, there were 8,600,000 shares of common stock outstanding, held by 17 shareholders of record.

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


ITEM  6.  PLAN  OF  OPERATION
-----------------------------

During the period from April 10, 2000 (inception) through December 31, 2002, Dynamic Ventures has engaged in no significant operations other than organizational activities. No revenues were received by Dynamic Ventures during this period.

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

Dynamic Ventures remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, Dynamic Venture's balance sheet as of December 31, 2002, reflects total assets of $63,946, in the form of cash.

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

In its Independent Auditor's Report, Dynamic Ventures' accountants state that Dynamic Ventures' failure to generate revenues and conduct operations since its inception and its start up losses of $164,005 through December 31, 2002, raise substantial doubt about Dynamic Ventures' ability to continue as a going concern. Dynamic Ventures will require substantial working capital, and currently has inadequate capital to fund its business. Dynamic Ventures may be unable to raise the funds necessary for implementing its business plan, which could severely limit its operations and cause its stock to be worthless.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------

Reference is made to the financial statements, the reports thereon, the notes thereto, and supplementary data commencing at page F-1 of this annual report on Form 10-KSB, which financial statements, reports, notes, and data are incorporated herein by reference.

                             Dynamic Ventures, Inc.
                          (A Development Stage Company)

                        Index to the Financial Statements
                        ---------------------------------


Independent  Auditors'  Report                                               F-1

Balance  Sheets  as  of  December  31, 2002 and 2001                         F-2

Statements of Operations for the Years Ended December 31, 2002               F-3
and  2001  and  Accumulated  from  April  10,  2000  (Date  of  Inception)
To  December  31,  2002

Statements of Cash Flows for the Years Ended December 31, 2002               F-4
and  2001  and  Accumulated  from  April  10,  2000  (Date  of  Inception)
To  December  31,  2002

Statement  of  Stockholders'  Equity  from  April  10,  2000
(Date of Inception)                                                          F-5
to  December  31,  2002

Notes  to  the  Financial  Statements                                        F-6

[GRAPHIC OMITTED]


                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors and Stockholders of Dynamic Ventures Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Dynamic Ventures Inc. (A Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from April 10, 2000 (Date of Inception) to December 31, 2002 and the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Dynamic Ventures Inc. (A Development Stage Company), as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from April 10, 2000 (Date of Inception) to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has suffered start-up losses of $164,005 to December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Manning  Elliott"


CHARTERED  ACCOUNTANTS
Vancouver, Canada
February 18, 2003

Dynamic Ventures Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                    December 31,
                                                                  2002        2001
                                                                   $           $
Assets

Current Assets

  Cash                                                           63,946      80,802
------------------------------------------------------------------------------------
Total Assets                                                     63,946      80,802
====================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                 -         1,426
  Accrued liabilities (Note 5(b))                                28,201      12,500
  Note payable (Note 4)                                         100,000     100,000
------------------------------------------------------------------------------------
Total Liabilities                                               128,201     113,926
------------------------------------------------------------------------------------

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with
a par value of $0.0001; 8,600,000 shares issued and
outstanding                                                       860         860

Additional Paid-in Capital                                       85,140      85,140

Donated capital (Note 5(c))                                      18,000        -
------------------------------------------------------------------------------------
                                                                104,000      86,000
------------------------------------------------------------------------------------
Preferred Stock, 20,000,000 preferred shares authorized with
a par value of $0.0001; none issued                                -           -
------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage               (168,255)   (119,124)
------------------------------------------------------------------------------------
Total Stockholders' Deficit                                     (64,255)    (33,124)
------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                      63,946      80,802
====================================================================================
Contingent Liability (Note 1)

Commitment (Notes 3 and 5)


    (The accompanying notes are an integral part of the financial statements)

Dynamic  Ventures  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                           Accumulated from
                                            April 10, 2000
                                         (Date of Inception)     For the Year Ended
                                           to December 31,          December 31,
                                                 2002             2002         2001
                                                  $                 $            $
Revenue                                                    -            -            -
---------------------------------------------------------------------------------------

Expenses

  Consulting (Note 5)                                 48,318       18,000       21,106
  Foreign exchange loss                                1,113           83        1,030
  Interest and bank charges (Note 5(b))               24,229       12,315       11,002
  License amortized and written-off                   24,750            -            -
  Market research                                      1,500            -            -
  Office, rent and telephone                           7,919        2,271        4,490
  Organizational and offering costs                   11,000            -            -
  Professional fees                                   34,051       14,813       18,138
  Transfer agent and filing fees                       6,445        1,620        3,750
  Web site maintenance fee                             1,000          500          500
  Less:  Interest income                              (2,320)        (471)      (1,849)
---------------------------------------------------------------------------------------
Total Expenses                                       158,005       49,131       58,167
---------------------------------------------------------------------------------------
Net Loss for the Period                             (158,005)     (49,131)     (58,167)
=======================================================================================
Basic Net Loss Per Share                                            (0.01)       (0.01)
=======================================================================================
Weighted Average Shares Outstanding                             8,600,000    8,032,000
=======================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)



                                                                    Accumulated from
                                                                     April 10, 2000
                                                                  (Date of Inception)     For the Year Ended
                                                                    to December 31,          December 31,
                                                                          2002             2002         2001
                                                                           $                 $            $
Cash Flows to Operating Activities

  Net loss                                                                   (158,005)     (49,131)     (58,167)

  Adjustments to reconcile net loss to cash

    Donated consulting                                                         18,000       18,000            -
    License amortized and written-off                                          24,750            -            -
    Organizational and offering costs                                          11,000            -            -

  Change in non-cash working capital items

    Increase in accounts payable and accrued liabilities                       28,201       14,275       12,973
----------------------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                         (76,054)     (16,856)     (45,194)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Proceeds from note payable                                                  100,000            -       85,000
  Issuance of common shares                                                    40,000            -       40,000
----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     140,000            -      125,000
----------------------------------------------------------------------------------------------------------------
Cash Flows to Investing Activities                                                  -            -            -
----------------------------------------------------------------------------------------------------------------
Change in Cash                                                                 63,946      (16,856)      79,806

Cash - Beginning of Period                                                          -       80,802          996
----------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                           63,946       63,946       80,802
================================================================================================================

Non-Cash Financing Activities

A total of 3,500,000 shares were issued to a director at a fair market value of $0.01 per share for the acquisition of a
   License (Note 3)                                                            35,000            -            -

Less dividend deemed paid (Note 5(a))                                         (10,250)           -            -

A total of 1,100,000 shares were issued to a director for
   organizational expenses and offering costs at a fair market
   value of $0.01 per share                                                    11,000            -            -
================================================================================================================

Supplemental Disclosures

  Interest paid                                                                                  -            -
  Income tax paid                                                                                -            -


    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From April 10, 2000 (Date of Inception) to December 31, 2002
(expressed in U.S. dollars)



                                                                                                         Deficit
                                                                                                       Accumulated
                                                                     Additional                        During the
                                               Common      Stock       Paid-in    Donated              Development
                                               Shares    Par Value     Capital    Capital    Total        Stage
                                                  #          $            $          $         $            $
Balance - April 10, 2000 (Date of Inception)          -           -            -         -         -             -

  Stock issued for license at a fair
    market value of $0.01 per share           3,500,000         350       34,650         -    35,000             -

  Stock issued for organizational
    expenses and offering costs at a fair
    market value of $0.01 per share           1,100,000         110       10,890         -    11,000             -

  Dividend deemed paid (Note 5)                       -           -            -         -         -       (10,250)

  Net loss for the period                             -           -            -         -         -       (50,707)
-------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                   4,600,000         460       45,540         -    46,000       (60,957)

  Stock issued at $0.01 per share for
  cash                                        4,000,000         400       39,600         -    40,000             -

  Net loss for the year                               -           -            -         -         -       (58,167)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001                   8,600,000         860       85,140         -    86,000      (119,124)

  Donated consulting                                  -           -            -    18,000    18,000             -

  Net loss for the year                               -           -            -         -         -       (49,131)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                   8,600,000         860       85,140    18,000   104,000      (168,255)
===================================================================================================================


    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.   Development  Stage  Company

     Dynamic Ventures Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on April 10, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the States of Nevada and Utah. The grantor of the license offers these products for sale from various suppliers on their Web Site. The Company's mind and management reside in Canada.

     The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise further equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company's SB-2 Registration Statement filed with the U.S. Securities Exchange Commission was declared effective on January 5, 2001. The Company completed an offering and issued 4,000,000 common shares at $0.01 per share for cash proceeds of $40,000.

     On January 29, 2001, the Company received $100,000 from a company controlled by the President of the Company pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand.

     The Company has a working capital deficit of $64,255 as at December 31, 2002. The Company has received written confirmation from the President of the Company that the note payable plus accrued interest totalling $123,000 will not be demanded until such time as the Company is in a financial position to do so. With this confirmation management believes the Company has enough funds to pay creditors and to pay ongoing operating expenses for the next twelve months.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  December  31.

     (b)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (c)  Long-lived  Assets

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

     (d)  Foreign  Exchange

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

Dynamic Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary  of  Significant  Accounting  Policies  (continued)

     (e)  Income  Tax

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses of $136,000, which expire starting in 2015. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

          The components of the net deferred tax asset at December 31, 2002 and 2001, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                          2002        2001
                                            $           $

                Net Operating Loss        31,000     58,000

                Statutory Tax Rate            34%        34%

                Effective Tax Rate             -          -

                Deferred Tax Asset        11,000     20,000

                Valuation Allowance      (11,000)   (20,000)
                --------------------------------------------

                Net Deferred Tax Asset         -          -
                ============================================

(f)  Revenue  Recognition

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

(g)  Comprehensive  Income

     SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner source. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

(h)  Accounting  for  Stock-Based  Compensation

     SFAS No. 148 amends SFAS No. 123 by providing transition and alternative methods in accounting for stock-based employee compensation. SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees and non-employees using SFAS No. 123, as amended by SFAS No. 148.

Dynamic Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (i)  Basic and Diluted Net Income (Loss) per Share

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

     (j)  Use  of  Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (k)  Financial  Instruments

          The carrying value of cash, accounts payable, accrued liabilities and note payable approximate fair value due to the relatively short maturity of these instruments.

     (l)  Recent  Accounting  Pronouncements

          In June 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on January 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company will adopt SFAS No. 143 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          In  August  2001,  the  FASB  issued SFAS No. 144, "Accounting for the
          Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The
          Company adopted SFAS No. 144 on January 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

Dynamic Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)

     (l)  Recent  Accounting  Pronouncements  (continued)

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but these pronouncements will not have any effect on the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material as the Company does not have a stock option plan in place or planned in the future.

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

Dynamic Ventures Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

4.   Note  Payable

     The Company received $100,000 from a company controlled by the President of the Company pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand.


5.   Related  Party  Transactions/Balances

     The following transactions with related parties are bona-fide business transactions and were recorded at their exchange amounts.

     (a) The License referred to in Note 3 was assigned to the Company in fiscal 2000 by the sole director and President of the Company for consideration of 3,500,000 shares having a fair market value of $35,000. The Company estimated the cost of the license to its President at $24,750. The estimate was based on an allocation of the President's cash outlay of $33,000 for common stock of K-2 Logistics.com Inc., by virtue of which the President obtained the license as well as his continued ownership of K-2 Logistics.com Inc. The fair market value of $35,000, based on recent comparable transactions, was allocated at a par value of $350 and additional paid in capital of $34,650. The excess of fair market value over predecessor cost, being $10,250, was treated as a dividend. The
          Grantor  of  the  License  is  not  related  to  the  Company.

     (b) The Company has accrued $23,000 of interest owing on a note payable to a company controlled by the President of the Company (See Note 4). A total of $12,000 was charged to operations during the year (2001 -$11,000).

     (c) The President of the Company has donated consulting services valued at $18,000. This amount has been charged to operations and classified as "donated capital" in stockholders' deficit.

     (d) The Company paid $Nil (2001 - $19,348) in consulting fees to a company controlled by the President of the Company.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

Dynamic Ventures held an annual meeting by written consent action on June 25, 2001, wherein its current sole officer and director, Mr. Eric Boehnke, was elected as the sole Director, President, Secretary and Treasurer, to serve for terms of one year or until his replacement is duly elected by the shareholders.

-----------------------------------------  ---  --------------  --------------
NAME AND PRESENT OFFICE HELD               AGE  DIRECTOR SINCE  OFFICER SINCE
-----------------------------------------  ---  --------------  --------------
Eric Boehnke                                38  April 10, 2000  April 10, 2000
President, Secretary, Treasurer, Director
-----------------------------------------  ---  --------------  --------------

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


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

For  fiscal  year  recently  ended  December  31, 2002, the President of Dynamic
Ventures has donated consulting services valued at $18,000 which has been treated as donated capital. For the fiscal year ended December 31, 2002, Dynamic Ventures only executive officer was Mr. Eric Boehnke. See "Item 12. Certain Relationships and Related Transactions" for transactions with third parties.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 2003, Dynamic Ventures' outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Dynamic Ventures to own beneficially, more than 5% of its common stock. The following table also sets forth the shareholdings of all Executive Officers and Directors as a group. Each person set forth below has sole voting and investment power with respect to the shares shown.

--------------  -----------------------------------------------------  -------------  -----------
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER            AMOUNT AND    PERCENT OF
                                                                         NATURE OF       CLASS
                                                                        BENEFICIAL
                                                                         OWNERSHIP
--------------  -----------------------------------------------------  -------------  -----------
Common stock    ERIC BOEHNKE
                1820 Fulton Avenue                                        4,600,000       53.49 %
                West Vancouver, British Columbia
                V7V 1S2 Canada
--------------  -----------------------------------------------------  -------------  -----------
Common stock    DISTINCT HOLDINGS LTD.                                 1,000,000 (1)      11.63 %
                081 3rd Avenue
                Whitehourse, Yukon Territory
                Y1A 4Z7 Canada
--------------  -----------------------------------------------------  -------------  -----------
Common stock    KET INVESTMENTS
                980 - 13th Street                                        680,000 (2)       7.91 %
                Kamloops, British Columbia
                V2B 3C9 Canada
--------------  -----------------------------------------------------  -------------  -----------
Common stock    All Directors and Named Executive Officers as a group     4,600,000        53.49%
--------------  -----------------------------------------------------  -------------  -----------

     (1)  Mr.  John  Meyer  is  the  sole  shareholder of Distinct Holdings Ltd.
     (2)  Mrs.  Karen  Repka  is  the  sole  shareholder of KET Investments Ltd.

We know of no arrangement to that would result in a change in control of our company.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

Other than set forth below, during the past two years, there have not been any transactions that have occurred between Dynamic Ventures and its officers, directors, and five percent or greater shareholders.

     i) For the fiscal year ended December 31, 2002, the President of Dynamic Ventures has donated consulting services valued at $18,000.

     ii) For the fiscal year ended December 31, 2001, Big Sky Management Ltd. received approximately $19,350 as compensation for consulting services rendered to June 30, 2001. The services were provided by Eric Boehnke who is the sole director/officer and a majority shareholder of Dynamic Ventures. Mr. Eric Boehnke is the sole shareholder of Big Sky Management Ltd.

     iii) On January 29, 2001, Dynamic Ventures issued a $100,000 promissory note to Big Sky Management Ltd. Proceeds of the loan were used for working capital. The holder of the note was granted a security interest in any and all corporate property, including but not limited to, real property, inventory, receivables and office equipment of Dynamic Ventures. Mr. Eric Boehnke is the sole shareholder of Big Sky Management Ltd. The note bears interest at 12% per annum and the note is due on demand. The accrued interest to December 31, 2002 is $23,000.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(a)     EXHIBITS
----------------

Exhibits included or incorporated by reference in this document are set forth in
--------------------------------------------------------------------------------
the  Exhibit  Index.
--------------------

                                INDEX TO EXHIBITS


            Exhibit Number         Description
            --------------------------------------------------------------------

                3.1 (1)            Articles of Incorporation
                3.2 (1)            Bylaws
                4.1 (1)            Specimen Stock Certificate
                4.2 (1)            Stock Subscription Agreement
                4.4 (2)            $100,000 Promissory Note
                5.1 (1)            Opinion re: legality
                10.1 (1)           License Agreement
                10.2 (1)           Assignment of License Agreement
                23.1 (1)           Consent of Independent Auditors
                23.2 (1)           Consent of Counsel (see exhibit 5.1)
                99.1               Certification of Chief Executive Officer
                99.2               Certification of Principal Financial Officer

               (1) Previously filed as an exhibit to the registrant's registration statement on Form SB-2 on June 30, 2000 and as amended on September 19, 2000, November 3, 2000 and December 22, 2000.

               (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on March 29, 2002.

(b)  Reports  on  Form  8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.


ITEM 14.  CONTROLS AND PROCEDURES

a)   EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our Chief Executive Officer, who is our only employee and also serves as the principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

b)   CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DYNAMIC VENTURES, INC.

                             By:       /s/ Eric Boehnke
                                    --------------------------------
                                    Eric Boehnke
                                    President, Secretary, Principal Financial
                                    Officer, and Director

                             Date:     March 19, 2003
                                    -------------------

                                 CERTIFICATIONS

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Eric Boehnke, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Dynamic Ventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003


                                                  /s/ Eric Boehnke
                                                  ------------------------
                                                      Eric Boehnke
                                                  Chief Executive Officer

    CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Eric Boehnke, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Dynamic Ventures, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 19, 2003


                                                  /s/ Eric Boehnke
                                                  ------------------------
                                                      Eric Boehnke
                                                  Chief Executive Officer