Form 10QSB
period 2003-03-31
DYNAMIC VENTURES INC/CANADA
filed 2003-05-13
CIK 1117458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  For  the  transition  period  from . . . . . . . to . . . . . . .

                        Commission File Number: 000-32217

                             DYNAMIC VENTURES, INC.
                 (Name of small business issuer in its charter)

                 WASHINGTON                                91-2023525
(State or Other Jurisdiction of Incorporation)   (IRS Employer Identification
                                                              No.)

                     114 WEST MAGNOLIA STREET, SUITE 400-127
                         BELLINGHAM, WASHINGTON   98225
                    (Address of Principal Executive Offices)

                                 (360) 392-3950
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 7, 2003, the registrant had 14,620,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                             DYNAMIC VENTURES, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2003

                              INDEX TO FORM 10-QSB


                                                                            PAGE
                                                                            ----

PART  I      FINANCIAL  INFORMATION                                         ii

Item  1.     Financial  Statements                                           1

Item  2.     Plan  of  Operation                                            11

Item  3.     Controls  and  Procedures                                      18

PART  II                                                                    19

Item  1.     Legal  Proceedings                                             19

Item  2.     Changes  in  Securities                                        19

Item  3.     Defaults  Upon  Senior  Securities                             19

Item  4.     Submissions  of  Matters  to  Vote  of  Security  Holders      19

Item  5.     Other  Information                                             19

Item  6.     Exhibits  and  Reports  on  Form  8-K                          20

Signatures                                                                  21

EXPLANATORY  NOTE:

Dynamic Ventures Inc. issued a stock dividend of seven-tenths of one share for every one share issued and outstanding to shareholders of record at 8:00 a.m. (Eastern time) on April 9, 2003 (the "Record Date"). As of the Record Date, the Company had 8,600,000 shares of common stock issued and outstanding. Fractional shares resulting from the stock dividend were rounded up to the next whole share. After giving effect to the stock dividend, the Company had 14,620,000 shares of common stock issued and outstanding. The information contained in this quarterly report on Form 10-QSB gives retroactive effect to the stock dividend.


                         PART I.  FINANCIAL INFORMATION


ITEM  1.




                    Financial Statements


                    DYNAMIC VENTURES INC.
                    (A Development Stage Company)


                    Three months ended March 31, 2003 and 2002
                    (Unaudited)

Dynamic Ventures Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                           March 31,    December 31,
                                                              2003         2002
                                                               $            $
                                                          (unaudited)   (audited)
Assets

Current Assets

Cash                                                           48,687      63,946
------------------------------------------------------------------------------------

Total Assets                                                   48,687      63,946
====================================================================================


Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                518           -
  Accrued liabilities (Note 5(b))                              27,000      28,201
  Note payable (Note 4)                                       100,000     100,000
------------------------------------------------------------------------------------

Total Liabilities                                             127,518     128,201
------------------------------------------------------------------------------------

Contingent Liability (Note 1)
Commitments (Notes 3 and 6)
Subsequent Event (Note 7)

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized
with a par value of $0.0001; 14,620,000 shares issued
and outstanding (Note 7)                                        1,462       1,462

Additional Paid-in Capital (Note 7)                            84,538      84,538

Donated Capital (Note 5(c))                                    21,000      18,000
------------------------------------------------------------------------------------
                                                              107,000     104,000
------------------------------------------------------------------------------------
Preferred Stock, 20,000,000 preferred shares authorized
with a par value of $0.0001; none issued                            -           -
------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage             (185,831)   (168,255)
------------------------------------------------------------------------------------
Total Stockholders' Deficit                                   (78,831)    (64,255)
------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                    48,687      63,946
====================================================================================

(Effective April 9, 2003, Dynamic Ventures Inc. issued a stock dividend of 0.7 shares of common stock for each share of common stock issued and outstanding. Information contained in these financial statements gives retroactive effect to the stock dividend.)

    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                                Accumulated from
                                                 April 10, 2000                     For the
                                              (Date of Inception)              Three Months Ended
                                                  to March 31,                     March 31,
                                                      2003                  2003              2002
                                                       $                     $                 $
Revenue                                                         -
------------------------------------------------------------------------------------------------------

Expenses

  Consulting (Note 5)                                      56,318                 8,000             -
  Foreign exchange loss (gain)                                864                  (249)            2
  Interest and bank charges (Note 5(b))                    27,316                 3,087         2,979
  License amortized and written-off                        24,750                     -             -
  Market research                                           1,500                     -             -
  Office, rent and telephone                                8,371                   452           819
  Organizational and offering costs                        11,000                     -             -
  Professional fees                                        39,115                 5,064         3,813
  Transfer agent and filing fees                            7,704                 1,259           900
  Web site maintenance fee                                  1,000                     -             -
  Less:  Interest income                                   (2,357)                  (37)            -
------------------------------------------------------------------------------------------------------
Total Expenses                                            175,581                17,576         8,513
------------------------------------------------------------------------------------------------------
Net Loss for the Period                                  (175,581)              (17,576)       (8,513)
======================================================================================================
Basic Net Loss Per Share                                                              -             -
======================================================================================================
Weighted Average Shares Outstanding (Note 7)                                 14,620,000    14,620,000
======================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)



    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                       For the
                                                  Three Months Ended
                                                      March  31,
                                                   2003       2002
                                                     $         $
Cash Flows to Operating Activities

  Net loss                                        (17,576)   (8,513)

  Adjustment to reconcile net loss to cash

    Donated consulting                              3,000         -

  Change in operating assets and liabilities

    Increase (decrease) in accounts payable and
       accrued liabilities                           (683)    1,684
--------------------------------------------------------------------
Net Cash Used by Operating Activities             (15,259)   (6,829)
--------------------------------------------------------------------
Cash Flows from Financing Activities                    -         -
--------------------------------------------------------------------
Cash Flows to Investing Activities                      -         -
--------------------------------------------------------------------
Change in Cash                                    (15,259)   (6,829)

Cash - Beginning of Period                         63,946    80,802
--------------------------------------------------------------------
Cash - End of Period                               48,687    73,973
====================================================================

Non-Cash Financing Activities                           -         -
====================================================================

Supplemental Disclosures

  Interest paid                                         -         -
  Income tax paid                                       -         -


    (The accompanying notes are an integral part of the financial statements)

Dynamic Ventures Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From April 10, 2000 (Date of Inception) to March 31, 2003
(expressed in U.S. dollars)



                                                                                              Deficit
                                                                                            Accumulated
                                                              Additional                    During the
                                            Common Stock       Paid-in   Donated            Development
                                         Shares    Par Value   Capital   Capital    Total      Stage
                                           #           $          $         $         $          $
Balance - April 10, 2000 (Date of
Inception)                                      -           -         -         -         -          -

  Stock issued for license at a fair
    market value of $0.0058824 per
    share (Note 7)                      5,950,000         595    34,405         -    35,000          -

  Stock issued for organizational
    expenses and offering costs at a
    fair market value of $0.0058824
    per share (Note 7)                  1,870,000         187    10,813         -    11,000          -

  Dividend deemed paid (Note 5)                 -           -         -         -         -    (10,250)

  Net loss for the period                       -           -         -         -         -    (50,707)
-------------------------------------------------------------------------------------------------------

Balance - December 31, 2000
(audited)                               7,820,000         782    45,218         -    46,000    (60,957)

  Stock issued at $0.0058824 per
  share for cash (Note 7)               6,800,000         680    39,320         -    40,000          -

  Net loss for the year                         -           -         -         -         -    (58,167)
-------------------------------------------------------------------------------------------------------

Balance - December 31, 2001
(audited)                              14,620,000       1,462    84,538         -    86,000   (119,124)

  Donated consulting                            -           -         -    18,000    18,000          -

  Net loss for the year                         -           -         -         -         -    (49,131)
-------------------------------------------------------------------------------------------------------

Balance - December 31, 2002
(audited)                              14,620,000       1,462    84,538    18,000   104,000   (168,255)

  Donated consulting                            -           -         -     3,000     3,000          -

  Net loss for the period                       -           -         -         -         -    (17,576)
-------------------------------------------------------------------------------------------------------

Balance - March 31, 2003 (unaudited)   14,620,000       1,462    84,538    21,000   107,000   (185,831)
=======================================================================================================

    (The accompanying notes are an integral part of the financial statements)

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

     The Company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission was declared effective on January 5, 2001. The Company completed an offering and issued 6,800,000 common shares at $0.0058824 per share (4,000,000 common shares at $0.01 per share on a pre-stock dividend basis) for cash proceeds of $40,000. (see Note 7)

     On January 29, 2001, the Company received $100,000 from a company controlled by the President of the Company pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand.

     The Company has a working capital deficit of $78,831 as at March 31, 2003. The Company has received written confirmation from the President of the Company that the note payable plus accrued interest totaling $126,000 will not be demanded until such time as the Company is in a financial position to do so. With this confirmation management believes the Company has enough funds to pay creditors and to pay ongoing operating expenses for the next twelve months.

     On March 20, 2003, the Company entered into a letter of intent to acquire all of the issued and outstanding shares in the capital of AAE Technologies International PLC ("AAE") by issuing 18,000,000 shares of common stock. This transaction would effect a reverse merger of the Company. AAE is a fuel additive development and marketing company incorporated in Ireland with offices in the United Kingdom and the United States.

2.     Summary  of  Significant  Accounting  Policies

     (a)  Year end

               The Company's fiscal year end is December 31.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

2.     Summary  of  Significant  Accounting  Policies  (continued)

     (c)  Long-lived Assets

               In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value

     (d)  Foreign Exchange

          Current monetary assets and liabilities of the Company, which are denominated in foreign currencies, are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at rates of exchange prevailing on the transaction dates. Exchange gains or losses on the realization of current monetary assets and the settlement of current monetary liabilities are recognized currently to operations.

     (e)  Revenue Recognition

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

     (f)  Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

     (g)  Accounting for Stock-Based Compensation

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

     (h)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

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

     (j)  Financial Instruments

               The carrying value of cash, accounts payable, accrued liabilities and note payable approximate fair value due to the relatively short maturity of these instruments.

     (k)  Recent Accounting Pronouncements

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial position and results of operations.

          FASB has also issued SFAS No. 145, 147 and 149 but these pronouncements will not have any effect on the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

2.        Summary  of  Significant  Accounting  Policies  (continued)

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The adoption of this standard currently has no effect on the Company's results of operations and financial position. Currently the Company does not have a stock option plan in place or planned for the future.

3.     License

     The Company's only asset is a license acquired from Vitamineralherb.com Corp. The grantor to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company will market and sell via the Internet, these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Nevada and Utah. The license was acquired on April 10, 2000 for a term of three years. The license will be automatically renewed unless the Company or the Grantor gives the other notice not to renew. The minimum order quantity is 100 bottles per formulation for standard products and 5,000 units for customer formulas. The Grantor has agreed to provide certain business administrative services to the Company, including product development, store inventory, Web Site creation and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the Web Site and the order fulfillment system, will be provided by the Grantor, while others, such as product development and store inventory, will be provided by the product supplier. The Grantor sets the price for products based on the manufacturer's price, plus a mark up, which the Grantor and the Company share equally. The Company pays an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date of April 10th of each year.

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

(a) The License referred to in Note 3 was assigned to the Company in fiscal 2000 by the sole director and President of the Company for consideration of 5,950,000 common shares (3,500,000 pre stock dividend common shares - see
     Note 7) having a fair market value of $35,000. The Company estimated the cost of the license to its President at $24,750. The estimate was based on an allocation of the President's cash outlay of $33,000 for common stock of K-2 Logistics.com Inc., by virtue of which the President obtained the license as well as his continued ownership of K-2 Logistics.com Inc. The fair market value of $35,000, based on recent comparable transactions, was allocated at a par value of $350 and additional paid in capital of $34,650. The excess of fair market value over predecessor cost, being $10,250, was treated as a dividend. The Grantor of the License is not related to the Company.

(b) The Company has accrued $26,000 of interest owing on a note payable to a company controlled by the President of the Company (See Note 4). A total of $3,000 was charged to operations during the three months ended March 31, 2003 (2002 -$3,000).

(c) The President of the Company has donated consulting services valued at $3,000 for the three months ended March 31, 2003 (2002 - $Nil). This amount has been charged to operations and classified as "donated capital" in stockholders' deficit.

(d) For the three months ended March 31, 2003, the Company paid $4,000 (2002 - $Nil) in consulting fees to a company controlled by the President of the Company. See Note 6.


6.     Commitment

     The Company entered into a consulting services agreement with a company controlled by the President of the Company for $4,000 per month expiring on February 28, 2004.

7.     Subsequent  Event

     On April 9, 2003, the Company paid a stock dividend on each issued and outstanding share of common stock. For each share owned, a stockholder received 0.7 additional shares. The increase in common stock issued and outstanding from the resulting 1.7 for 1 forward stock split has been charged against additional paid-in capital. This change in capital structure has been recorded retroactively in these financial statements.

ITEM  2.      PLAN  OF  OPERATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes included in this Quarterly Report on Form 10-QSB (the "Report"). This Report contains statements that may contain forward-looking statements concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken or occur or be achieved) are not statements of historical fact and may be "forward looking statements" and are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of the Registrant to raise additional capital, to complete the acquisition of AAE Technologies International PLC and to operate the business of AAE Technologies International PLC.

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this Report generally or certain economic and business factors, some of which may be beyond the control of the Registrant. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets.

The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Effective April 9, 2003, Dynamic Ventures Inc. issued a stock dividend of 0.7 shares of common stock for each share of common stock issued and outstanding. Information contained in this quarterly report gives retroactive effect to the stock dividend (the "Forward-Split").

OVERVIEW

The financial statements of Dynamic Ventures, Inc. (the "Company" or "Dynamic Ventures") are prepared in accordance with United States Generally Accepted Accounting Principles. The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto, included elsewhere in this quarterly report.

Dynamic Ventures, Inc. was incorporated under the laws of the State of Washington on April 10, 2000, and is in its early developmental stages. To date, the Company's only activities have been organizational, directed at acquiring its principal assets, raising its initial capital, developing its business plan and examining business opportunities for the purposes of diversifying its business. Dynamic Ventures has not commenced commercial operations. Dynamic Ventures has no full- time employees and owns no real estate.

LICENSING  AGREEMENT  WITH  VITAMINERALHERB.COM

On April 10, 2000, the Company's majority shareholder, Eric Boehnke, in return for 5,950,000 shares of the Company's common stock (3,500,000 pre-Forward Split shares), transferred to Dynamic Ventures his rights under a License Agreement with Vitamineralherb.com. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Nevada and Utah via the Internet. Mr. Boehnke acquired the license under the terms of a settlement agreement by and between Mr. Boehnke, K-2 Logistics.com Inc., a company in which he is the sole shareholder, officer and director, and Mortenson & Associates. Mortenson & Associates had granted K-2 Logistics.com a license to distribute and produce an oxygen-enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities. Mortenson & Associates acquired its right to sublicense Biocatalyst to K-2 Logisitics.com from NW Technologies Inc. As a result of a legal dispute between Mortenson & Associates' principal and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to K-2 Logistics.com under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to Mr. Boehnke the license to distribute Vitamineralherb.com products in part for his agreement not to pursue his individual claims against Mortenson & Associates.

Dynamic Ventures' business plan during the year ended December 31, 2002 and the quarter ended March 31, 2003 was to determine the feasibility of selling Vitamineralherb.com products to targeted markets. If the Company determines that the business plan is feasible, the Company may employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

LETTER OF INTENT TO ACQUIRE AAE TECHNOLOGIES INTERNATIONAL PLC

     On March 20, 2003, the Company entered into a non-binding letter of intent with AAE Technologies International PLC ("AAE") and two of AAE's principal shareholders to acquire all of the issued and outstanding shares of AAE, subject to several conditions including, among others, the negotiation of definitive binding documentation satisfactory to each party at its sole and absolute discretion. There can be no assurance that the conditions will be satisfied or that the Company will enter into definitive binding agreements to acquire AAE. As of the date of this report and in light of the conditions that are required to be satified, management of the Company has not determined that the acquisition of AAE is probable at this time.

Under the terms of the non-binding letter of intent, the parties agreed, subject to the satisfaction of certain conditions, as follows:

     - The Company would acquire all of the issued and outstanding shares in the capital of AAE in exchange for 18,000,000 shares of common stock of the Company;

     - The Company would arrange for a bridge loan to AAE in the amount of $1,000,000 (the "Bridge Loan"), which will be converted, upon closing of the AAE acquisition, into shares of the Company at a price of not less than $1.50 per share and on the same terms as the private placement described below;

     - The Company would undertake to complete a non-brokered private placement equity offering of $3,500,000 of shares of common stock in the capital of the Company at a price of not less than $1.50 per share (the "Private Placement"); and

     - Provided that the AAE acquisition and private placement are completed, the Company would undertake a future non-brokered private placement equity offering of an additional $3,500,000 of shares of common stock in the capital of the Company at a price of not less than $1.50 per share (the "Follow-on Private Placement").

     Under the terms of the letter of intent, the definitive agreement is anticipated to contain a number of conditions to closing of the acquisition of AAE, including, among others that:

     -    the Company's board of directors shall have approved the transactions;

     - the Company shall have acquired not less than 80% of the shares in the capital of AAE and the Company shall be entitled to use statutory acquisition rights to acquire the remaining shares not acquired;

     - all outstanding options and warrants of AAE shall be exercised or cancelled;

     -    the Private Placement shall have closed on or before the closing date;

     - all parties shall have received all required consents and approvals for the acquisition including, without limitation, those required under applicable securities laws and regulatory rules;

     - the Company shall be satisfied at its sole and absolute discretion with its due diligence review of AAE;

     - AAE shall have made arrangements for the supply of ethanol, or otherwise demonstrated that there is a readily available supply of ethanol, in either case on terms satisfactory to the Company at its sole and absolute discretion;

     - there shall have been no adverse material change in the business, results of operations, assets, liabilities, financial condition or affairs of AAE;

     - AAE shall have entered into employment agreements with certain key employees identified by the Company on reasonable terms satisfactory to the Company; and

     -    other conditions that are customary to acquisition transactions.

     In addition, under the terms of the letter of intent, the Company agreed that a portion of the proceeds of the Private Placement will be used for the AAE business and additional proceeds from the Private Placement are to be placed into escrow and released to AAE upon reaching certain business milestones. The Company also agreed to use its best efforts to cause one or more shareholders of the Company to place 1,000,000 shares of the Company's common stock into escrow, such shares to be released to the contributing shareholders upon the satisfaction of certain conditions or to AAE, at its option, for $0.20 per share if conditions to closing are satisfied within six months but closing has not occurred within eight months solely because the Follow-On Private Placement is not completed. The proceeds from the Follow On Private Placement are anticipated to be used to acquire a fuel distribution business.

     In March 2003, the Company arranged for the extension of the Bridge Loan to AAE by a third party. The Bridge Loan is secured by the assets of AAE, and will convert into shares of the Company's common stock upon closing of the acquisition of AAE. The Bridge Loan is payable 90 days after any party terminates negotiations or 150 days after the date of the Letter of Intent if the parties do not enter into definitive agreements within 60 days from the date of the Letter of Intent.

     The Company is in the process of completing its due diligence related to AAE and there is a substantial likelihood that if the parties enter into definitive agreements related to the acquisition, some of the material terms outlined in the non-binding letter of intent will differ from the actual terms contained in the definitive agreements. There can be no assurance that all of the conditions set forth in the letter of intent will be satisfied.

THE  BUSINESS  OF  AAE

     AAE is a fuel additive development and marketing company incorporated in Ireland with offices in the United Kingdom and the United States. Starting in 1997, AAE has developed a line of proprietary additive products designed to improve the performance of ethanol and other oxygenated fuels used in various petroleum-based liquid transportation fuels. AAE is completing product development and regulatory compliance for its technologies via its wholly-owned regional subsidiaries and strategic partnerships. AAE's primary product under development is O(2)Diesel(TM).

     O(2)Diesel(TM) - AAE, together with its exclusive North American marketing partner Octel Starreon, LLC, is commercializing the first of its technologies though sales of O(2)Diesel(TM) (AAE's branded ethanol-diesel blend) in US and Canadian markets. Octel Starreon, LLC is a fuel additive manufacturer and marketer in the United States, and associated with Associated Octel, the largest fuel additive manufacturer and marketer in the world. O(2)Diesel(TM) is formulated using AAE's and Octel Starreon's proprietary additive technology (Octel Octimax 4900 Series) and is a highly stable ethanol-diesel fuel blend with enhanced water and temperature tolerance. O(2)Diesel(TM) contains a 10% blend of ethanol treated with Octel Octimax 4900 Series, which is registered with the United States Environmental Protection Agency as a fuel additive. Tests conducted using O(2)Diesel(TM) has shown that it can significantly reduce emissions of visible smoke, nitrogen oxides, carbon monoxide, particulate matter and aldehydes in a range of engine applications with no loss of power or engine efficiency. O(2)Diesel(TM) meets or exceeds emissions targets for diesel fuels sold in California. O(2)Diesel(TM) is commercially available in North America.

     Research and Development - AAE has a manufacturing and research and development agreement for its patented and proprietary additive products with Cognis (formerly Henkel), a large specialty chemical manufacturer. Under this agreement, Cognis provides AAE with product support and assists with continuing research and development. Cognis provides AAE with access to product manufacturing on six continents.

     Status  of  AAE  Acquisition

     The Company is currently in the process of conducting due diligence in connection with the proposed acquisition, seeking investors for the non-brokered private placements and negotiating definitive agreements with AAE. As of the date of this report and in light of the conditions to closing, management of the Company has not determined that the acquisition of AAE is probable at this time. There can be no assurance that the Company and AAE will enter into definitive agreements in connection with the acquisitions or that the Company and AAE will satisfy all of the conditions to closing. As of the date of this report, the Company has no commitments for the Private Placement or the Follow-up Private Placement and does not have sufficient capital to satisfy all of the conditions to complete the acquisition. In addition, the Company is still in the process of completing its due diligence.

PLAN  OF  OPERATION

     During the period from April 10, 2000 (inception) through March 31, 2003, the Company has engaged in no significant operations other than organizational activities, the acquisition of the rights to market Vitamineralherb, the examination of potential business opportunities to diversify its business and the negotiation of the letter of intent to acquire AAE. No revenues were received by the Company during this period.

     For the next twelve months, the Company anticipates incurring a loss as a result of expenses associated with evaluating the feasibility of its business plan related to marketing Vitamineralherb and completing the negotiations, completing due diligence and raising capital required to acquire AAE. The Company anticipates that until it has implemented its

Vitamineralherb business plan or completed the acquisition of AAE, it will not generate revenues. The Company anticipates that it will continue to operate at a loss for the foreseeable future, depending upon the performance of the business.

     The Company's Plan of Operation for the next twelve months is anticipated to consist of the following activities:

     - The Company intends to proceed with its evaluation of the feasibility of its business plan related to marketing Vitamineralherb.

     - If the Company determines that its business plan related to marketing Vitamineralherb is feasible, the Company intends to raise the financing necessary to implement the business plan and to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products.

     - The Company intends to proceed with completing the due diligence related to AAE and negotiating the definitive documentation related to the acquisition.

     - The Company intends to seek financing required under the terms of the Letter of Intent, including raising $3,500,000 to satisfy the condition related to completing the Private Placement of shares at $1.50 per share. The Company anticipates that the Private Placement will be made on a private placement basis and subject to closing of the AAE acquisition, although the Company has made no offers and has no commitments under the Private Placement.

     - The Company intends to enter into definitive agreements with AAE to acquire 100% of the issued and outstanding share capital of AAE, subject to completing due diligence satisfactory to the Company and completing an initial non-brokered private placement of at least
          $3,500,000  at  $1.50  per  share.

     - If the Company completes the acquisition of AAE, the Company will use the proceeds of the Private Placement to provide AAE working capital of $1,800,000 and to pay legal and professional fees of the Company, estimated to be approximately $200,000. The remaining $1,500,000 of the proceeds will be placed into escrow and released to AAE upon satisfaction of certain business milestones.

     - If AAE enters into a binding agreement to acquire a fuel distribution business, the Company will use its best efforts to complete the Follow On Private Placement for proceeds of $3,500,000. The Follow On Private Placement is anticipated to be completed on a private placement basis.

     The Company is a development stage company, which means that it is in the process of developing its business and there is substantial uncertainty that the Company will develop a commercially viable business. The Company is currently exploring two possible business opportunities: (1) the Vitamineralherb business plan and (2) diversifying its business by acquiring AAE and its business.

     There is uncertainty that the Company's Vitamineralherb business plan will prove to be feasible in light of the substantial number of on-line businesses that have failed in the last few years and even if management determines that the business plan is feasible, there can be no assurance that the Company will successfully raise sufficient capital to implement the business plan. In addition to general and administrative expenses, the Company estimates that it will require at least $10,000 during the next twelve months to determine the feasibility of the Vitamineralherb business plan and an additional $260,000 during the next twelve months to implement the Vitamineralherb business plan should management determine that the business plan is feasible.

     There is uncertainty that the Company will complete the acquisition of AAE. Although the Company has entered into a non-binding letter of intent to acquire AAE, the acquisition is subject to a number of conditions, including among others, completing its due diligence on AAE and its business, completing the Private Placement to raise $3,500,000 at a share price of at least $1.50 per share, obtaining 80% of the shares of AAE and other conditions customary in acquisition transactions. Because AAE is an Irish corporation, there may be significant regulatory, corporate, tax, legal and administrative requirements to complete the acquisition, which may delay the timing of the acquisition or cause the acquisition to be cost prohibitive. The Company anticipates that it will require at least $3,500,000 during the next twelve months to complete the acquisition of AAE and to meet its obligations under terms set forth in the Letter of Intent. The Company anticipates that it will incur legal and professional fees of at least $50,000 to complete its due diligence related to the AAE acquisition proposal. As of the date of this report, management of the Company has not determined that the acquisition of AAE is probable.

     The Company anticipates that general and administrative expenses will be approximately $150,000 to $200,000 during the next twelve months. General and administrative expenses include consulting expenses, interest expenses, market research expenses, rent, professional expenses and other expenses. These expenses may increase substantially if the Company undertakes to implement its Vitamineralherb business plan or completes the acquisition of AAE. As of March 31, 2003, the Company had a working capital deficit of $78,831.

     The Company does not have sufficient funds to meet its minimum cash requirements for the next twelve months and anticipates that it will be required to raise at least $200,000 to $250,000 for general and administrative expenses, to determine the feasibility of its Vitamineralherb business plan and to complete the diligence related to AAE. In the event, the Company implements the Vitamineralherb business plan or commences its acquisition of AAE, the Company will be required to raise additional capital. There can be no assurance that the Company will successfully raise any additional financing on acceptable terms, if at all.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, the Company had current assets consisting of cash and cash equivalents of $48,687, and current liabilities of $127,518. The Company had a working capital deficit of $78,831 at March 31, 2003. During the first quarter ended March 31, 2003, the Company used cash of $15,259. The Company anticipates that it will require at least $150,000 to $200,000 to satisfy its minimum general and administrative expenses during the next twelve months.

     The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any revenues until it can successfully implement its Vitamineralherb business plan or completes the acquisition of AAE, neither of which are anticipated to occur until at least the third or fourth quarter of 2003. The Company has no external sources of liquidity or commitments for financing. There is substantial doubt that the Company will be able to continue as a going concern.

     Historically, the Company has raised capital through equity financings and advances made by executive officers of the Company. The Company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission was declared effective on January 5, 2001. The Company completed an offering and issued 6,800,000 (4,000,000 common shares at $0.01 per share on a pre-Forward Split basis) for cash proceeds of $40,000. On January 29, 2001, the Company received $100,000 from a company controlled by the President of the Company pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand. The Company has received written confirmation from the President of the Company that payment of the note payable plus accrued interest totaling $126,000 will not be demanded until such time as the Company is in a financial position to do so. With this confirmation, management believes the Company will be required to raise between $150,000 to $200,000 to satisfy its ongoing operating expenses for the next twelve months, provided that the cash used in the Company's operations remain at projected levels.

     The Company will be required to raise additional capital if it proceeds with the implementation of its Vitamineralherb business plan or completes the acquisition of AAE. The Company anticipates that it will raise such financing through private placements of its equity securities, debt securities or both. There can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

     In the event the Company completes the acquisition of AAE, it will be required to issue shares of common stock to the holder of a promissory note issued by AAE in connection with the Bridge Loan. The issuance of the shares upon conversion will be on the same terms as those of the Private Placement.

ITEM 3. CONTROLS  AND  PROCEDURES.

Within the 90-day period prior to the filing of this report ("Date of Evaluation"), an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's president, who is the Company's principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(c) and Rule 15d - 15(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's president has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms.

     There have been no significant changes in our internal controls or other factors, which could significantly affect internal controls subsequent to the date of the evaluation. Therefore, no corrective actions were taken.


                           PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not  applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

     The board of directors of the Company declared a stock dividend of seven-tenths of one share for every one share issued and outstanding as of 8:00 a.m. (Eastern Standard Time) on April 9, 2003 (the "Record Date and Time"). As of the Record Date and Time, the Company had 8,600,000 shares of common stock issued and outstanding. Fractional shares resulting from the stock dividend were rounded up to the next whole share. After giving effect to the stock dividend, the Company had 14,620,000 shares of common stock issued and outstanding.

     No action on the part of the shareholders of the Company was required, and no share certificates were exchanged. The Company caused to be delivered stock certificates representing the stock dividend to shareholders of record on the Record Date and Time.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

          (a)  Exhibits

EXHIBIT  INDEX

EXHIBIT NO.   DESCRIPTION
3.1(1)        Articles of Incorporation
3.2(1)        Bylaws
4.1(1)        Specimen Stock Certificate
4.2(1)        Stock Subscription Agreement
4.3(2)        100,000 Promissory Note (Previously filed as Exhibit 4.4)
10.1(1)       License Agreement
10.2(1)       Assignment of License
              Section 906 of Sarbanes Oxley Certification of Chief Executive Officer and Chief
99.1          Financial Officer

     (1) Previously filed as exhibit to the Company's registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000.
     (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on March 29, 2002.


          (b)  Reports on Form 8-K.

          The Company filed no current reports during the quarter ended March 31, 2003. The Company filed a current report on Form 8-K on April 11, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      DYNAMIC VENTURES, INC.
                                      (Registrant)

Date: May 12, 2003                    By:    /s/ Eric Boehnke
                                          ---------------------------
                                      Eric Boehnke
                                      President

                                      (Principal Executive Officer and Principal
                                      Financial Officer)



                           ___________________________

                           SECTION 302 CERTIFICATIONS


I,  Eric  Boehnke,  certify  that:

1.     I  have  reviewed  this  quarterly  report  of  Dynamic  Ventures,  Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                       By:  /s/Eric Boehnke
                                              ---------------
                                              Name: Eric Boehnke
                                              Title: President and Treasurer
                                              (Principal Executive Officer and
                                              Principal Financial Officer)