Form 10QSB
period 2003-06-30
O2DIESEL CORP
filed 2003-08-14
CIK 1117458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to . . . . . . . . . .to. . . . . . . . . . . . .

                        Commission File Number: 000-32217

                              O2DIESEL CORPORATION
                 (Name of small business issuer in its charter)

              WASHINGTON                              91-2023525
           (State or Other                          (IRS Employer
    Jurisdiction of Incorporation)               Identification No.)

                              200 EXECUTIVE DRIVE
                             NEWARK, DELAWARE 19702
                    (Address of Principal Executive Offices)

                                 (302) 266-6000
                          (Issuer's telephone number)
                                 Not Applicable

   (Former name, former address and former fiscal year, if changed since last report)
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 11, 2003, the registrant had 25,451,313 shares of Common Stock, $0.0001 par value per share, issued and outstanding

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                              02DIESEL CORPORATION
                      FOR THE QUARTER ENDED JUNE 30, 2003

                              INDEX TO FORM 10-QSB


                                                              PAGE
                                                             -----

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements                                F-1

Item 2.  Plan of Operation                                     1

Item 3.  Controls and Procedures                               7

PART II

Item 1.  Legal Proceedings                                     8

Item 2.  Changes in Securities                                 8

Item 3.  Defaults Upon Senior Securities                       9

Item 4.  Submissions of Matters to Vote of Security Holders    9

Item 5.  Other Information                                     9

Item 6.  Exhibits and Reports on Form 8-K                     11

Signatures                                                    13

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements concerning O2Diesel Corporation ("O2Diesel" or the "Registrant") and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken or occur or be achieved) are not statements of historical fact and may be "forward looking statements" which include statements relating to, among other things, the ability of O2Diesel to effectively integrate the business of AAE Technologies International plc into its operations and to effectively compete in the fuel additive business.

     O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel's management as well as on assumptions made by and information currently available to 02Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of its products and failure to capitalize upon access to new markets.

     O2Diesel disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                EXPLANATORY NOTES

     On July 15, 2003, O2Diesel declared the recommended offer ("Recommended Offer") by O2Diesel to acquire AAE Technologies International plc, an Irish corporation ("AAE"), unconditional in all respects. The Offer was made in accordance with Irish law and pursuant to an exemption from the U.S. tender offer rules provided by Rule 14d-1(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 802 thereunder.

     Under the terms of the Recommended Offer, the Registrant agreed to issue 18,000,000 shares of common stock to the shareholders of AAE in exchange for all of the issued and outstanding equity capital of AAE. The Recommended Offer transactions were reported in O2Diesel's current report on Form 8-K filed on July 30, 2003, which is incorporated by reference in this quarterly report.

     O2Diesel issued a stock dividend of seven-tenths of one share for every one share issued and outstanding to shareholders of record at 8:00 a.m. (Eastern time) on April 9, 2003 (the "Record Date"). As of the Record Date, the Company had 8,600,000 shares of common stock issued and outstanding. Fractional shares resulting from the stock dividend were rounded up to the next whole share. After giving effect to the stock dividend, the Company had 14,620,000 shares of common stock issued and outstanding. The information contained in this quarterly report on Form 10-QSB gives retroactive effect to the stock dividend.

                         PART I.  FINANCIAL INFORMATION
ITEM 1.







               Financial  Statements


               O2DIESEL CORPORATION
               (formerly, Dynamic Ventures, Inc.)
               (A Development Stage Company)


               Three and Six months ended June 30, 2003 and 2002
               (Unaudited)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                       June 30,   December 31,
                                                                         2003         2002
                                                                         $
                                                                     (unaudited)   (audited)


Assets

Current Assets

  Cash                                                                   30,658         63,946
-----------------------------------------------------------------------------------------------

Total Current Assets                                                     30,658         63,946

Deferred Business Acquisition Costs (Note 4)                            181,666              -
-----------------------------------------------------------------------------------------------

Total Assets                                                            212,324         63,946
===============================================================================================


Liabilities and Stockholders' Deficit

Current Liabilities

  Accounts payable                                                      189,946              -
  Accrued liabilities (Note 7(b))                                        36,100         28,201
  Note payable (Note 5)                                                 100,000        100,000
-----------------------------------------------------------------------------------------------

Total Liabilities                                                       326,046        128,201
-----------------------------------------------------------------------------------------------

Contingent Liability (Note 1)
Commitments (Notes 3 and 8)
Subsequent Events (Note 9)

Stockholders' Deficit

Common Stock: 100,000,000 common shares authorized with a par value of $0.0001; 14,620,000 shares issued and outstanding (Note
6)                                                                        1,462          1,462

Additional Paid-in Capital (Note 6)                                      84,538         84,538

Donated Capital (Note 7(c))                                              21,000         18,000
-----------------------------------------------------------------------------------------------

                                                                        107,000        104,000
-----------------------------------------------------------------------------------------------

Preferred Stock, 20,000,000 preferred shares authorized with a par
value of $0.0001; none issued                                                 -              -
-----------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                       (220,722)      (168,255)
-----------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                            (113,722)       (64,255)
-----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                             212,324         63,946
===============================================================================================


                                      F-2
    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

                                                Accumulated from
                                                 April 10, 2000        Three Months Ended           Six Months Ended
                                              (Date of Inception)           June 30,                    June 30,
                                                to June 30, 2003       2003          2002          2003          2002
                                                       $                $             $             $             $

Revenue                                                        -             -             -             -             -
-------------------------------------------------------------------------------------------------------------------------

Expenses

  Asset written-off                                       24,750             -             -             -             -
  Consulting (Note 7 (c) and (d))                         67,318        11,000             -        19,000             -
  Foreign exchange loss (gain)                               638          (226)         (138)         (475)         (136)
  Interest and bank charges (Note 7(b))                   30,386         3,070         2,942         6,157         5,921
  Market research                                          1,500             -             -             -             -
  Office, rent and telephone                              17,662         9,291           664         9,743         1,483
  Professional fees and organizational costs              22,800         6,736         4,956        11,800         8,769
  Transfer agent and filing fees                           6,289         5,030           255         6,289         1,155
  Web site maintenance fee                                 1,000             -           500             -           500
  Less:  Interest income                                  (2,367)          (10)            -           (47)            -
-------------------------------------------------------------------------------------------------------------------------

Total Expenses                                           210,472        34,891         9,179        52,467        17,692
-------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                 (210,472)      (34,891)       (9,179)      (52,467)      (17,692)
=========================================================================================================================

Basic Net Loss Per Share                                                     -             -             -             -
=========================================================================================================================

Weighted Average Shares Outstanding
(Note 6)                                                            14,620,000    14,620,000    14,620,000    14,620,000
=========================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


                                      F-3
    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                                 For the
                                                            Six Months Ended
                                                                June  30,
                                                             2003       2002
                                                              $          $

Cash Flows to Operating Activities

  Net loss for the period                                   (52,467)  (17,692)

  Adjustment to reconcile net loss to cash

    Donated consulting                                        3,000         -

  Change in operating assets and liabilities

    Increase in accounts payable and accrued liabilities     16,179     7,646
------------------------------------------------------------------------------
Net Cash Used by Operating Activities                       (33,288)  (10,046)
------------------------------------------------------------------------------
Cash Flows from Financing Activities                              -         -
------------------------------------------------------------------------------
Cash Flows to Investing Activities                                -         -
------------------------------------------------------------------------------
Decrease in Cash                                            (33,288)  (10,046)
Cash - Beginning of Period                                   63,946    80,802
------------------------------------------------------------------------------
Cash - End of Period                                         30,658    70,756
==============================================================================

Non-Cash Financing Activities

  A total of $181,666 of deferred acquisition costs were
  accrued as at June 30, 2003                               181,666         -
==============================================================================

Supplemental Disclosures

  Interest paid                                                   -         -
  Income tax paid                                                 -         -


                                      F-4
    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly) Dynamic Ventures Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From April 10, 2000 (Date of Inception) to June 30, 2003
(expressed in U.S. dollars)

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                          Additional                     During the
                                                         Common Stock      Paid-in   Donated            Development
                                                     Shares    Par Value   Capital   Capital    Total      Stage
                                                       #           $          $         $         $          $

Balance - April 10, 2000 (Date of Inception)                -           -         -         -         -          -

  Stock issued for license at a fair market
    value of $0.0058824 per share (Note 6)          5,950,000         595    34,405         -    35,000          -

  Stock issued for organizational expenses
    and offering costs at a fair market value of
    $0.0058824 per share (Note 6)                   1,870,000         187    10,813         -    11,000          -

  Dividend deemed paid (Note 7)                             -           -         -         -         -    (10,250)

  Net loss for the period                                   -           -         -         -         -    (50,707)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2000 (audited)               7,820,000         782    45,218         -    46,000    (60,957)

  Stock issued at $0.0058824 per share for
    cash (Note 6)                                   6,800,000         680    39,320         -    40,000          -

  Net loss for the year                                     -           -         -         -         -    (58,167)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001 (audited)              14,620,000       1,462    84,538         -    86,000   (119,124)

  Donated consulting                                        -           -         -    18,000    18,000          -

  Net loss for the year                                     -           -         -         -         -    (49,131)
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002 (audited)              14,620,000       1,462    84,538    18,000   104,000   (168,255)

  Donated consulting                                        -           -         -     3,000     3,000          -

  Net loss for the period                                   -           -         -         -         -    (52,467)
-------------------------------------------------------------------------------------------------------------------

Balance - June 30, 2003 (unaudited)                14,620,000       1,462    84,538    21,000   107,000   (220,722)
===================================================================================================================

On April 10, 2003, the Company paid a stock dividend on each issued and outstanding share of common stock. For each share owned, a stockholder received
0.7 additional shares. The increase in common stock issued and outstanding from the resulting 1.7 for 1 forward stock split has been charged against additional paid-in capital. This change in capital structure has been recorded retroactively in these financial statements.


                                      F-5
    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)


1.      Nature of Operations and Business Acquisition

     O2 Diesel Corporation (formerly Dynamic Ventures Inc.) herein (the "Company") was incorporated in the State of Washington, U.S.A. on April 10, 2000. The Company's previous business was to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in the States of Nevada and Utah.

     The Company's SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission was declared effective on January 5, 2001. The Company completed an offering and issued 6,800,000 post-split common shares for cash proceeds of $40,000.

     On July 15, 2003, the Company declared the Recommended Offer to acquire all of the issued and outstanding share capital of AAE Technologies International PLC ("AAE") in exchange for 18,000,000 shares of its common stock unconditional in all respects. This transaction will effect a reverse merger of the Company and a new business direction. For accounting purposes this transaction will be accounted for as a capital transaction accompanied by a recapitalization of AAE rather than a purchase business combination. AAE is a fuel additive development and marketing company incorporated in Ireland with offices in the United Kingdom and the United States. Immediately prior to closing the business acquisition, the President of the Company contributed 7,720,000 shares of common stock of the Company, which he owned to the Company for cancellation.

     The Company has a working capital deficit of $295,388 as at June 30, 2003. Subsequent to June 30, 2003 the Company received proceeds of $4,945,000 under a private placement of common shares at $1.50 per share (the "Private Placement") and the terms of a Loan Agreement dated July 10, 2003. The Company accepted subscriptions under the Private Placement for 630,000 shares of common stock at $1.50 per share for total proceeds of $945,000 and issued a convertible note in the principal amount of $4,000,000 (the "Convertible Note") under the terms of the Loan Agreement. Under the terms of the Loan Agreement and the Convertible Note, the Company has agreed to pay the proceeds of any subscription under the Private Placement received until August 10, 2003 (extended to September 30, 2003) to the holder of the Convertible Note as payment toward the principal. Subsequent to July 10, 2003, the Company accepted additional subscriptions for 781,667 shares of common stock under the Private Placement for proceeds of $1,172,500, which were applied to reduce the principal balance of the Convertible Note to $2,827,450. On September 30, 2003, the remaining principal balance of the Convertible Note (if any) will convert automatically into shares of common stock of the Company at $1.50 per share. The Convertible Note bears no interest.

     The Company was in the early development stage until its new business direction. The ability of the Company to emerge from the development stage with respect to its new planned principal business activity is dependent upon its ability to generate significant revenue from its new business direction. There is no guarantee that the Company will be able to sell any of its products at a profit. There may be doubt regarding the Company's ability to continue as a going concern.


2.      Summary of Significant Accounting Policies

     (a)  Year  end

               The Company's fiscal year end is December 31.

     (b)  Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.




                                      F-1
    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)

2.      Summary of Significant Accounting Policies (continued)

     (c)  Long-lived Assets

               In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

     (e)  Revenue Recognition

          The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.

     (f)  Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements

     (g)  Basic and Diluted Net Income (Loss) per Share

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

     (h)  Use of Estimates

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


                                      F-2
    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)


2.     Summary of Significant Accounting Policies (continued)

(i)     Financial Instruments

               The carrying value of cash, accounts payable, accrued liabilities and note payable approximate fair value due to the relatively short maturity of these instruments.

     (j)  Recent Accounting Pronouncements

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The adoption of this standard currently has no effect on the Company's results of operations and financial position as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

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



    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)


2.     Summary of Significant Accounting Policies (continued)

     (k)  Interim Financial Statements

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


3.     License

     The Company's only asset was a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the grantor's web site. The license was acquired on April 10, 2000 for a term of three years. The Company paid an annual fee of $500 for maintenance of the grantor's web site commencing on the anniversary date of April 10th of each year. See Note 7 for consideration paid for the license. The license was written-off to operations in fiscal 2000 due to the lack of historical cash flow and lack of a market to resell the license and will not be renewed.


4.     Deferred  Business  Acquisition  Costs

     The Company accrued legal and consulting fees totalling $181,666 in conjunction with the acquisition described in Note 9(a).


5.     Note  Payable

The Company received $100,000 from a company controlled by the President of the Company pursuant to a note payable secured by all corporate property, bearing interest at 12% and due on demand. The note payable plus accrued interest of $29,000 was repaid on July 18, 2003.


6.     Common  Shares

     On April 10, 2003, the Company paid a stock dividend on each issued and outstanding share of common stock. For each share owned, a stockholder received 0.7 additional shares. The increase in common stock issued and outstanding from the resulting 1.7 for 1 forward stock split has been charged against additional paid-in capital. This change in capital structure has been recorded retroactively in these financial statements.


7.     Related  Party  Transactions/Balances

(a) The license referred to in Note 3 was assigned to the Company in fiscal 2000 by the sole director and President of the Company for consideration of 5,950,000 post-split common shares having a fair market value of $35,000. The Company estimated the cost of the license to its President at $24,750. The excess of fair market value over predecessor cost, being $10,250, was treated as a dividend. The Grantor of the license was not related to the Company.

(b) The Company has accrued $29,000 of interest owing on a note payable to a company controlled by the President of the Company (See Note 5). A total of $6,000 was charged to operations during the six months ended June 30, 2003 (2002 -$6,000).


    (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation (formerly Dynamic Ventures Inc.)
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
(unaudited)


7.     Related  Party  Transactions/Balances  (continued)

(c) The President of the Company has donated consulting services valued at $3,000 for the six months ended June 30, 2003 (2002 - $Nil). This amount has been charged to operations and classified as "donated capital" in stockholders' deficit.

(d) For the six months ended June 30, 2003, the Company paid $16,000 (2002 - $Nil) in consulting fees to a company controlled by the President of the Company. See Note 8.


8.     Commitment

     The Company entered into a consulting services agreement with a company controlled by the President of the Company for $4,000 per month expiring on February 28, 2004. Pursuant to the terms of the acquisition described in
     Note 9(a), the agreement now expires on September 15, 2003.


9.     Subsequent  Events

     (a) Subsequent to June 30, 2003 the Company received proceeds of $4,945,000 under a private placement of common shares at $1.50 per share (the "Private Placement") and the terms of a Loan Agreement dated July 10, 2003. The Company accepted subscriptions under the Private Placement for 630,000 shares of common stock at $1.50 per share for total proceeds of $945,000 and issued a convertible note in the principal amount of $4,000,000 (the "Convertible Note") under the terms of the Loan Agreement. Under the terms of the Loan Agreement and the Convertible Note, the Company has agreed to pay the proceeds of any subscription under the Private Placement received until August 10, 2003 (extended to September 30, 2003) to the holder of the Convertible Note as payment toward the principal. Subsequent to July 10, 2003, the Company accepted additional subscriptions for 781,667 shares of common stock under the Private Placement for proceeds of $1,172,500, which were applied to reduce the principal balance of the Convertible Note to $2,827,450. On September 30, 2003, the remaining principal balance of the Convertible Note (if any) will convert automatically into shares of common stock of the Company at $1.50 per share. The Convertible Note bears no interest.

     (b) On July 15, 2003, the Company declared the Recommended Offer to acquire all of the issued and outstanding share capital of AAE in exchange for 18,000,000 shares of its common stock unconditional in all respects. This transaction will effect a reverse merger of the Company. AAE is a fuel additive development and marketing company incorporated in Ireland with offices in the United Kingdom and the United States.

     (c) Immediately prior to closing the acquisition described in Note 9(b), the President of the Company contributed 7,720,000 shares of common stock of the Company, which he owned to the Company for cancellation.

     (d) On July 18, 2003 the Company repaid the $100,000 note payable to the company controlled by the President of the Company plus $29,000 of accrued interest.

ITEM 2.      PLAN OF OPERATION

OVERVIEW

     The financial statements of O2Diesel are prepared in accordance with United States Generally Accepted Accounting Principles. The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto, included elsewhere in this quarterly report.

     O2Diesel was incorporated under the name Dynamic Ventures, Inc. in the State of Washington on April 10, 2000, and is in its early stage of development. On May 30, 2003, the Registrant filed Articles of Amendment with the office of the Secretary of State of the State of Washington to change its corporate name to "O2Diesel Corporation" effective June 10, 2003. O2Diesel commenced a Recommended Offer to acquire all of the issued and outstanding ordinary shares of AAE under the terms of a Recommended Offer Document, dated June 16, 2003. On or about June 18, 2003, O2Diesel mailed the Recommended Offer Document to the shareholders of AAE and submitted the Recommended Offer Document to the Securities and Exchange Commission on Form CB.

     On July 11, 2003, O2Diesel declared the Recommended Offer unconditional in respect to acceptances, and on July 15, 2003, 02Diesel declared the Recommended Offer unconditional in all respects. Under the terms of the Recommended Offer, O2Diesel agreed to issue 18,000,000 common shares of its capital for 100% of the shares of AAE. As of July 11, 2003, shareholders holding approximately 87% of AAE's issued and outstanding ordinary shares had accepted the Recommended Offer. The Recommended Offer remained open until July 31, 2003 to accept additional shares tendered by shareholders of AAE. The remaining shares of AAE are anticipated to be acquired by O2Diesel under a compulsory acquisition transaction under Irish law.

     Prior to the Recommended Offer, O2Diesel's only activities have been directed at acquiring the rights under a license to distribute Vitamineralherb.com products, developing and evaluating a business plan related to the Vitamineralherb.com products and examining business opportunities for the purposes of diversifying its business. During the quarter ended June 30, 2003, substantially all of O2Diesel's activities were related to negotiating, financing and completing the Recommended Offer. O2Diesel intends to pursue the business of AAE and expects to sell or abandon its rights related to the Vitamineralherb.com products.

     As a result of the Recommended Offer, control of the combined companies passed to the former shareholders of AAE and AAE became a wholly-owned subsidiary of O2Diesel. For accounting purposes, the Recommended Offer is expected to be accounted for as a capital transaction accompanied by a recapitalization of AAE, rather than a business combination. The financial results of AAE as of June 30, 2003 were not available as of the date of this report and, consequently, are not provided in this quarterly report.

RESULTS OF OPERATION

     Revenues: O2Diesel has no reported revenues from operations since it inception.

     Expenses: During the three and six month periods ended June 30, 2003, O2Diesel had total expenses of $34,891 and $52,467, respectively. Material expenses included (i) consulting expenses of $11,000 during the three months ended June 30, 2003 (nil for the same period in 2002) and $19,000 during the six months ended June 30, 2003 (nil for the same period in 2002); (ii) interest and bank changes of $3,070 during the three months ended June 30, 2003 ($2,942 for the same period in 2002) and $6,157 during the six months ended June 30, 2003 ($5,921 for the same period in 2002); (iii) office and rent expenses of $9,291 during the three months ended June 30, 2003 ($664 for the same period in 2002) and $9,743 during the six months ended June 30, 2003 ($1,483 for the same period in 2002); (iv) professional fees of $6,736 during the three months ended June 30, 2003 ($4,956 for the same period in 2002) and $11,800 during the six months ended June 30, 2003 ($8,769 for the same period in 2002); and (v) transfer agent fees of $5,030 during the three months ended June 30, 2003 ($225 for the same period in 2002) and $6,289 during the six months ended June 30, 2003 ($1,155 for the same period in 2002). The increase in consulting fees resulted from fees paid to a wholly-owned company of an officer of O2Diesel for consulting services provided in evaluating strategic opportunities and assessing the viability of acquiring AAE in the first half of 2003. O2Diesel's President donated his consulting services to O2Diesel in 2002. During 2002, O2Diesel was not required to pay rent to maintain an office, resulting in an increase in office rent and expenses in 2003. Transfer agent fees increased as a result or the stock dividend declared by O2Diesel effective on April 9, 2003.

     Net Loss. O2Diesel had a net loss of $34,891 for the three months ended June 30, 2003 ($9,179 for the same period in 2002) and $52,467 for the six months ended June 30, 2003 ($17,692 for the same period in 2002).

     As a result of the Recommended Offer, O2Diesel believes that its historic spending levels will not be indicative of future spending levels because it is entering a period in which it will undertake to implement the business plan of AAE. O2Diesel anticipates that it will increase spending on intellectual property, marketing, staffing and other general operating and administrative expenses in future periods. For these reasons, O2Diesel believes its expenses, losses, and deficit accumulated during the development stage will increase significantly during the last half of 2003, as the financial results of AAE and O2Diesel are consolidated.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, O2Diesel had current assets consisting of cash and cash equivalents of $30,658, and current liabilities of $326,046. O2Diesel had a working capital deficit of $295,388 at June 30, 2003. During the first quarter ended June 30, 2003, O2Diesel used cash of

     $33,288 for operating activities and accounts payable and accrued liabilities increased by $16,179.

     The Company currently has no revenues from operations, and the Company does not anticipate that it will generate any significant revenues until it can successfully implement the business plan of AAE. The Company currently has no external sources of liquidity or commitments for additional financing.

     Historically, the Company has raised capital through equity financings and advances made by executive officers of the Company.

     Subsequent to June 30, 2003 and in connection with the Recommended Offer, O2Diesel received aggregate proceeds of approximately $4,945,000 under the private placement of common shares at $1.50 per share (the "Private Placement") and the terms of a Loan Agreement dated effective as of July 10, 2003. O2Diesel accepted subscriptions under the Private Placement for 630,000 shares of common stock at $1.50 per share for total proceeds of $945,000 and issued a convertible note in the principal amount of $4,000,000 (the "Convertible Note") under the terms of the Loan Agreement. Under the terms of the Loan Agreement and the Convertible Note, O2Diesel has agreed to pay the proceeds of any subscription under the Private Placement received until August 10, 2003 (extended to September 30, 2003) to the holder of the Convertible Note as payment toward the principal. Subsequent to July 10, 2003, O2Diesel accepted additional subscriptions for 781,667 shares of common stock under the Private Placement for proceeds of $1,172,500.50, which were applied to the reduce the principal balance of the Convertible Note to $2,827,449.50. On September 30, 2003, the remaining principal balance of the Convertible Note (if any) will convert automatically into shares of common stock of O2Diesel at $1.50 per share. The Convertible Note bears no interest.

     Under the terms of the Recommended Offer, the proceeds of the Private Placement are required to be used as follows:

     (a)  $2,200,000 to be advanced to AAE for general working capital purposes;

     (b) $1,000,000 to be used to repay an outstanding obligation of AAE under a bridge loan arranged by O2Diesel (the "Bridge Loan");

     (c) up to $300,000 to be used to pay O2Diesel's legal and other costs and expenses in connection with the Recommended Offer; and

     (d)  $1,500,000 to be released to AAE as follows:

          i. $750,000 to be released three months from closing of the Recommended Offer; and

          ii. $750,000 to be released six months from closing of the Recommended Offer.

     O2Diesel advanced $2,200,000 of the proceeds of the Private Placement to AAE, and $1,000,000 of the proceeds were used to repay the obligations under the Bridge Loan. O2Diesel also repaid a loan made by O2Diesel's former President and director in the principal amount of $100,000 together with accrued interest in the amount of $29,000.

     With the proceeds from the Private Placement, O2Diesel anticipates that it will have sufficient working capital to fund its operations through January 31, 2003. In connection with the Recommended Offer, O2Diesel also committed to use its best efforts to complete a non-brokered private placement equity offering to raise an additional $3,500,000 by offering and selling shares of common stock at a price of not less than $1.50 per share (the "Follow-on Private Placement") to fund the acquisition of a fuel distribution business. As of the date of this report, O2Diesel has not commenced the Follow-on Private Placement.

     O2Diesel could be required to raise additional financing to fund the AAE business plan. If required, O2Diesel anticipates that it will raise such financing through public offerings or private placements of its equity securities, debt securities or both. There can be no assurance that any additional funds will be available on terms acceptable to O2Diesel, if at all.

PLAN OF OPERATION

     During the period from April 10, 2000 (inception) through June 30, 2003, the Company has not engaged in any significant operations other than organizational activities, the acquisition of the rights to market Vitamineralherb, the examination of potential business opportunities to diversify its business and the negotiation and commencement of the Recommended Offer to acquire AAE. No revenues were received by the Company during this period. On July 15, 2003, the Recommended Offer was declared unconditional in all respects and the Company completed the initial acquisition of AAE Shares. The Recommended Offer resulted in a change of control of O2Diesel. Anthony Dean-Smith, Alan Rae, David Koontz, Karim Jobanputra and Hendrik Rethwilm were appointed as directors of O2Diesel; Alan Rae was appointed as President and Chief Executive Officer of O2Diesel and David Koontz was appointed as Chief Financial Officer and Secretary of O2Diesel. Eric Boehnke resigned as a director and the President, Treasurer and Secretary of O2Diesel effective July 15, 2003.

     For the next twelve months, the Company anticipates it will continue to incur losses as a result of expenses associated with implementing the business plan of AAE and carrying on the business activities of AAE, which include research and development and marketing and commercialization of its primary product, O(2)Diesel(TM).

AAE'S FUEL ADDITIVE BUSINESS

     AAE is a fuel additive development and marketing company incorporated in Ireland with offices in the United Kingdom and the United States. Starting in 1997, AAE has developed a line of proprietary additive products designed to improve the performance of ethanol and other oxygenated fuels used in various petroleum-based liquid transportation fuels. AAE is completing product development and regulatory compliance for its technologies through its wholly-owned regional subsidiaries and strategic partnerships. AAE's primary product under development is O(2)Diesel(TM).

     O(2)Diesel(TM) - AAE, together with its exclusive North American marketing partner Octel Starreon, LLC, is commercializing its fuel additive through sales of O(2)Diesel(TM) (AAE's branded ethanol-diesel blend) in the United States and Canadian markets. Octel Starreon, LLC is a fuel additive manufacturer and marketer in the United States, and is a joint venture between U.K. based Octel Corporation and Starreon Corporation, both of which are leading companies in the fuel industry. O(2)Diesel(TM) is formulated using AAE's and Octel Starreon's proprietary additive technology (Octel Octimax 4900 Series) and is a stable ethanol-diesel fuel blend with enhanced water and temperature tolerance. O(2)Diesel(TM) contains a blend of ethanol, diesel fuel and proprietary additive. Tests conducted using O(2)Diesel(TM) have shown that it can significantly reduce emissions of visible smoke, oxides of nitrogen, carbon monoxide and particulate matter in a range of engine applications. O(2)Diesel(TM) is commercially available in North America.

     Commercialization and Marketing - AAE is focusing its initial commercialization and marketing activities in the United States, Canada and Brazil. AAE's 5-year plan, assuming adequate financing is available, is to establish itself simultaneously in North America and Brazil and then to expand - through a network of strategic alliances - to key markets in Europe, Central & South America and Asia targeting:

     -    Urban truck fleets

     -    Agriculture & construction equipment

     -    Mobile or stationary power generators

     -    Railroads

     -    Government fleets: (state, provincial and federal)

     North America
     -------------

     North America is the largest and most diverse motor fuel market in the world, with total annual consumption of transportation fuels in the range of 170 billion gallons of gasoline and diesel fuel. Diesel fuel is used in a wide array of urban and highway trucks, railroads, marine vessels, and agricultural, construction, and military vehicles. U.S. diesel sales is approximately 50 billion gallons per year and growing.

     According to a recent U.S. Department of Energy (DOE) estimate, diesel fuel is used to transport 94% of all domestic freight and provides power for the vast majority of heavy-duty vehicles and other equipment operating throughout the country. AAE's target is to achieve 4.4% diesel market penetration in the U.S. by 2006, or about 5% of current U.S. fuel ethanol production.

     AAE has targeted the three largest diesel fuel markets in the United States with diminished air quality, high diesel fuel consumption, and large urban areas: California, Texas, and the Northeast.


     Supported by incentives available for fuel ethanol, AAE estimates that it will be able to price its product at a competitive premium of $0.02 and
     0.05 per gallon.

     Latin America
     -------------

     BRAZIL: AAE's commercial rollout in Brazil is expected to be accelerated through its partnerships with Brazil's largest sugar producers and related industry partners, many of which AAE has been working with since 1998. AAE anticipates that the first phase of commercialization will be implemented by the end of 2003.

     MEXICO: Mexico City's extremely polluted plateau prompted federal air quality officials to approach several fuel technology companies, including AAE, to propose solutions. As a result, successful engine emission testing of O2Diesel(TM) was completed, leading to an expanded demonstration program which is expected to commence in 2004.

     Asia
     ----

     PEOPLE'S REPUBLIC OF CHINA: China remains a net importer of diesel fuel. Introducing fuel ethanol is expected to reduce the country's dependence on petroleum imports and expand fuel ethanol production as exhibited by China's plans to build one of the world's largest fuel ethanol plant in Guangxi province.

     INDIA: India has a general shortage of domestically produced diesel fuel coupled with an abundance of locally produced ethanol feedstock, sugarcane.

     THAILAND: Thailand has an active biofuels industry, which has led to the acceptance of fuel ethanol both in gasoline and diesel.

     European Union
     --------------

     There is minimal fuel ethanol production in the European Union (EU), although several countries have introduced renewable fuel incentives. These incentives have motivated the sugar industry to consider fuel ethanol production. At present, 70% of all transport motor fuel sold in EU is imported.

     Research and Development - AAE and Cognis have an agreement for the joint development of co-solvency additive products as well as joint ownership of patents for such products. AAE has world-wide rights to market and sell these additive products. O2Diesel anticipates that Cognis will continue research and development efforts on these of co-solvency additive products during the next twelve months.

     Acquisition of Plant, Property and Equipment - In connection with the Recommended Offer, O2Diesel committed to use its best efforts to complete a non-brokered private placement equity offering to raise an additional $3,500,000 in the Follow-on Private Placement to fund the acquisition of a fuel distribution business. As of the date of this report, O2Diesel is negotiating a letter of intent to acquire a fuel distribution business.

     Employees - Prior to the Recommended Offer, O2Diesel had no employees. Under the terms of the Recommended Offer, O2Diesel agreed to enter into employment agreements with Alan Rae as O2Diesel's President and Chief Executive Officer and David Koontz as O2Diesel's Chief Financial Officer. The terms of the proposed employment agreements are described in O2Diesel's current report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2003. As of July 15, 2003, AAE had 6 employees, including 1 engaged in technical services, 2 engaged in sales and marketing, 1 engaged in business development and 2 executive officers. During the next twelve months, O2Diesel anticipates that AAE will hire an additional 12 employees, including 1 technical services employee, 2 sales and marketing employees, 1 business development employee, 2 management employees and 7 administrative employees.

     O2Diesel anticipates that it will continue to operate at a loss for the foreseeable future, depending upon the performance of the business.

ITEM 3.      CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of 02Diesel's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to O2Diesel required to be included in its reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 2.      CHANGES IN SECURITIES.

     O2Diesel did not sell any securities during the quarter ended June 30, 2003. Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-KSB for the year ended December 31, 2002 under "Item
5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2002 is hereby incorporated by reference to this report.

     SUBSEQUENT CHANGES IN SECURITIES

     Subsequent to June 30, 2003 and in connection with the Recommended Offer, O2Diesel accepted subscriptions from non-U.S. Persons outside the United States under the Private Placement for 630,000 shares of common stock at $1.50 per share for total proceeds of $945,000 and issued the Convertible Note in the principal amount of $4,000,000 under the terms of the Loan Agreement to one non-U.S. Person outside the United States. The shares of common stock issued in the Private Placement and the Convertible Note were issued in reliance upon the exception from the registration requirements available under Regulation S as promulgated under the Securities Act. No commissions or fees were paid in connection with the offerings. Under the terms of the Loan Agreement and the Convertible Note, O2Diesel has agreed to pay the proceeds of any subscription under the Private Placement received until August 10, 2003 (extended to September 30, 2003) to the holder of the Convertible Note as payment toward the principal. Subsequent to July 10, 2003, O2Diesel accepted additional subscriptions for 781,667 shares of common stock under the Private Placement for proceeds of $1,172,500.50, which were applied to the reduce the principal balance of the Convertible Note to $2,827,449.50. On

September 30, 2003, the remaining principal balance of the Convertible Note (if any) will convert automatically into shares of common stock of O2Diesel at $1.50 per share. The Convertible Note bears no interest.

     O2Diesel and Eric Boehnke, O2Diesel's sole director and officer, entered into a Contribution and Cancellation Agreement under which Mr. Boehnke contributed 7,720,000 shares of Company common stock to O2Diesel for cancellation concurrent with the closing of the Recommended Offer on July 15, 2003.

     On July 15, 2003, O2Diesel declared the Recommended Offer unconditional in all respects. The Offer was made in accordance with Irish law and pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 802 thereunder. AAE was a foreign private issuer at the commencement of the Recommended Offer and no more than 10% of its issued and outstanding share capital was held by persons resident in the United States. Under the terms of the Recommended Offer, the Registrant will issue 18,000,000 shares of common stock to the shareholders of AAE in exchange for all of the issued and outstanding equity capital of AAE. As at July 31, 2003, O2Diesel issued a total of 16,475,797 shares of common stock to AAE shareholders that had accepted the Recommended Offer in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 802 thereunder. The Recommended Offer transactions were reported in O2Diesel's current report on Form 8-K filed on July 30, 2003.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not  applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

     O2Diesel completed transactions in connection with the Recommended Offer which were reported in O2Diesel's current report on Form 8-K filed on July 30, 2003.

     In addition to the transactions and terms described above, the Recommended Offer had the following material terms:

     The shares of O2Diesel common stock issuable under the Recommended Offer are subject to the following restrictions:

     (a) all shares issued by O2Diesel in connection with the Recommended Offer are subject to a 1 year contractual hold period;

     (b) all AAE shareholders are required to place 10% of the shares issued by O2Diesel in the Recommended Offer into escrow for 12 months as security for the indemnification obligations of AAE (the "Indemnity Escrow"); and

     (c) Certain major AAE shareholders (Anthony Dean-Smith and Quarryside Ltd., a trust in which Alan Rae is a beneficiary, collectively, the "Major Shareholders")) were required to place all of their shares issued by O2Diesel in the Recommended Offer into escrow for 18 months as security for their respective indemnification obligations to O2Diesel.

     O2Diesel entered into a Support Agreement, dated June 17, 2003, with AAE and certain key shareholders of AAE (Alan Rae, Anthony Dean-Smith, David Koontz, Quarryside Ltd., Pauline Dean-Smith and Victoria Rae, collectively, the "Key Shareholders"), under which AAE and the Key Shareholders made certain representations and warranties to O2Diesel and agreed to indemnify O2Diesel against certain claims. Under the Support Agreement, AAE agreed to take certain actions to support the Recommended Offer, to operate its business in the ordinary course until completion of the Recommended Offer and not to solicit other transactions. Each of the Key Shareholders agreed, subject to certain conditions being satisfied, that they would accept the Recommended Offer with respect to all of their AAE shares

     On June 30, 2003, the board of directors took action by written consent, effective on the later of the closing of the Recommended Offer or the expiration of the 10 day waiting period under Rule 14f-1 of the Exchange Act, to expand the board of directors to consist of 6 directors and to appoint five persons to fill the newly created vacancies on the board of directors: Anthony Dean Smith, Alan Rae and David Kootnz were designated by the Key Shareholders and Karim Jobanputra and Hendrik Rethwilm were designated by O2Diesel's board of directors.

     On July 11, 2003, O2Diesel entered into an Option and Escrow Agreement with a shareholder of O2Diesel, under which the shareholder granted O2Diesel an option to purchase 1,000,000 shares of Company common stock at an exercise price $0.20 per share. The option is exercisable only if AAE entered into an agreement to acquire a fuel distribution business within six months and AAE fails to complete the acquisition within eight months solely because the Follow-On Private Placement is not completed by O2Diesel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

      3.1(1)    Articles of Incorporation

      3.2(3)    Articles of Amendment to Change Corporation Name to O2Diesel Corporation

      3.3(1)    Bylaws  (Previously filed as Exhibit 3.2)

      4.1(1)    Specimen Stock Certificate

      4.2(1)    Stock Subscription Agreement

      4.3(2)    $100,000 Promissory Note (Previously filed as Exhibit 4.4)

     10.1(1)    License Agreement

     10.2(1)    Assignment of License

     10.3(4)    Support Agreement (previously filed as Exhibit 1)

     10.4(4)    Indemnity Escrow Agreement (previously filed as Exhibit 2)

     10.5(4)    Option and Escrow Agreement (previously filed as Exhibit 3)

     10.6(4)    Contribution and Cancellation Agreement (previously filed as Exhibit 4)

     10.7(4)    Waiver Agreement (previously filed as Exhibit 5)

     10.8(4)    Loan Agreement (previously filed as Exhibit 6 )

     10.9(4)    Form of Convertible Note (previously filed as Exhibit 7)
                Form of Employment Agreement between O2Diesel and Alan Rae (previously filed as

    10.10(4)    Exhibit 8)
                Form of Employment Agreement between O2Diesel and David Kootnz (previously

    10.11(4)    filed as Exhibit 9)

 10.12(4)(5)    Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)

      10.13     Form of Agreement to Amendment Loan Agreement and Convertible Debenture


       31.1     Sarbanes Oxley Act of 2002 Rule 302 Certifications

       32.1     Sarbanes Oxley Act of 2002 Rule 906 Certifications

     (1) Previously filed as exhibit to the Company's registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000.
     (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on March 29, 2002.
     (3) Previously filed as an exhibit to the registrant's current report on Form 8-K on June 9, 2003.
     (4) Previously filed as an exhibit to the registrant's current report on Form 8-K on July 30, 2003.
     (5) O2Diesel has applied for confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.


          (b)  Reports on Form 8-K.

     The Company filed the following current reports during the quarter ended June 30, 2003:

     - Current report on Form 8-K filed on April 11, 2003 related to stock dividend.

     - Current report on Form 8-K filed on June 9, 2003 related to change of corporation name to O2Diesel Corporation.

     Subsequent to June 30, 2003, O2Diesel filed the following current reports on Form 8-K:

     - Current report on Form 8-K filed on July 14, 2003 related to the declaration of Recommended Offer unconditional with respect to acceptances.

     - Current report on Form 8-K filed on July 16, 2003 related to the declaration of Recommended Offer unconditional in all respects.

     - Current report on Form 8-K filed on July 16, 2003 related to the initial closing of Recommended Offer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             O2DIESEL CORPORATION
                                             (Registrant)


Date:   August 14, 2003                      By:  /s/ Alan Rae
                                             ------------------------------
                                             Alan Rae
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:   August 14, 2003                      By:  /s/ David Koontz
                                             ------------------------------
                                             David Koontz
                                             Chief Financial Officer
                                             (Principal Financial Officer)