Form 10QSB
period 2003-09-30
O2DIESEL CORP
filed 2003-11-19
CIK 1117458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

      FOR THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30,  2003

                        Commission File Number: 000-32217

                              O2DIESEL CORPORATION
              (Exact Name of small business issuer in its charter)

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

                                 Not Applicable

   (Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 17, 2003, the registrant had 28,080,372 shares of Common Stock, $0.0001 par value per share, issued and outstanding

     Transitional Small Business Disclosure Format (check one)  Yes [ ]  No [X]

                              02DIESEL CORPORATION
                      FOR THE QUARTER ENDED September 30, 2003

                              INDEX TO FORM 10-QSB


                                                                       PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                           F-1

Item 2.  Plan of Operation                                                1

Item 3.  Controls and Procedures                                          5

PART II

Item 1.  Legal Proceedings                                                6

Item 2.  Changes in Securities                                            6

Item 3.  Defaults Upon Senior Securities                                  6

Item 4.  Submissions of Matters to Vote of Security Holders               6

Item 5.  Other Information                                                6

Item 6.  Exhibits and Reports on Form 8-K                                 8

Signatures                                                               10

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

     This quarterly report contains forward-looking statements concerning O2Diesel Corporation ("O2Diesel" or the "Registrant") and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "might", or "will" be taken or occur or be achieved) are not statements of historical fact and may be "forward looking statements" which include statements relating to, among other things, the ability of O2Diesel to effectively integrate the business of AAE Technologies International Plc into its operations and successfully compete in the fuel additive business.

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

                                EXPLANATORY NOTE

On July 15, 2003, O2Diesel declared the recommended offer ("Recommended Offer") by O2Diesel to acquire AAE Technologies International Plc, an Irish corporation ("AAE"), unconditional in all respects. The Recommended Offer was made in accordance with Irish law and pursuant to an exemption from the U.S. tender offer rules provided by Rule 14d-1(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Rule 802 thereunder.

Under the terms of the Recommended Offer, the Registrant agreed to issue 18,000,000 shares of common stock to the shareholders of AAE in exchange for all of the issued and outstanding equity capital of AAE. The Recommended Offer and related transactions were reported in O2Diesel's Form 8-K filed on July 30, 2003, which is incorporated by reference in this quarterly report.

The acquisition of AAE Technologies International Plc has been accounted for as a capital transaction followed by a recapitalization. AAE Technologies International Plc was considered to be the accounting acquiror. Accordingly the financial statements of AAE are now treated as the base financial statements of O2Diesel Corporation for the current and prior periods.

                          PART I. FINANCIAL INFORMATION
ITEM 1.





Financial  Statements


O2DIESEL CORPORATION
(A Development Stage Company)

Three and Nine months ended September 30, 2003 and 2002
(Unaudited)

Balance Sheets
(expressed in U.S. dollars)

                                                                           September 30,                December 31,
                                                                               2003                         2002
ASSETS                                                                       Unaudited                   Unaudited
                                                                           -------------                ------------
CURRENT ASSETS

  Cash and cash equivalents                                                 $  3,972,568                $    119,296
  Other Current Assets                                                           252,899                     134,584
  Prepaid expenses                                                               198,431                        --
  Deferred Financing Costs                                                       516,788                        --
                                                                            ------------                ------------
     Total current assets                                                      4,940,686                     253,880

PROPERTY AND EQUIPMENT
  Office equipment                                                               108,226                      76,591
  Fuel and Test equipment                                                         52,731                       1,699
                                                                            ------------                ------------
                                                                                 160,957                      78,290
Less accumulated depreciation                                                    (71,979)                    (52,082)
                                                                            ------------                ------------
                                                                                  88,978                      26,208

OTHER LONG TERM ASSET                                                            115,182                        --
                                                                            ------------                ------------

TOTAL ASSETS                                                                $  5,144,847                $    280,088
                                                                            ============                ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

  Accounts payable                                                          $    828,251                $    739,812
  Accrued expenses                                                             1,202,851
  Bridge Loan                                                                  1,677,506
  Bank Debt                                                                                                  804,333
                                                                            ------------                ------------
  Total current liabilities                                                    3,708,608                   1,544,145

TOTAL LIABILITIES                                                              3,708,608                   1,544,145

STOCKHOLDER'S EQUITY (DEFICIT)

  Common stock: 100,000,000 Common Shares                                          2,555                     678,929
     authorized with a par value of $0.0001;
     25,546,313 issued and outstanding. (Note: 6)

Additional paid-in capital                                                    11,161,306                   5,109,601
Deficit accumulated during the development stage                              (9,715,830)                 (7,040,449)
Cumulative Foreign Currency Adjustment                                           (11,792)                    (12,138)
                                                                            ------------                ------------

TOTAL STOCKHOLDERS EQUITY                                                      1,436,239                $ (1,264,057)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                   $  5,144,847                $    280,088
                                                                            ============                ============


                                      F-1
   (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                      CONSOLIDATED STATEMENTS OF EARNINGS

                                               Accumulated from
                                                   4/14/2000
                                               Date of Inception          Three Months Ended                Nine Months Ended
                                                 to 9/30/2003        9/30/2002        9/30/2003        9/30/2002        9/30/2003
                                               -----------------    -----------------------------    ------------------------------
REVENUE
Sales                                            $     42,237       $     42,237     $       --       $     42,237     $       --
Cost of Goods Sold                                     57,633             46,253             --             57,633
                                                 ------------       -----------------------------     -----------------------------
                GROSS PROFIT                          (15,396)            (4,016)            --            (15,395)            --

Expenses:
  Salaries and Wages                                2,348,663            146,092          379,305          327,736          788,889
  Selling and marketing                             2,539,076            137,944          585,304          166,332          770,313
  Research and development programs (net)             598,970             72,801           87,271           89,502           76,212
  General and administrative                        4,557,798            170,094          347,684          534,081        1,063,188
  Interest expense                                     88,337             14,981            5,412           41,377           39,627
  Interest and Miscellaneous income                  (290,207)              (359)          (3,596)            (393)         (30,217)

    INCOME (LOSS) BEFORE INCOME TAXES              (9,858,032)          (545,570)      (1,401,381)      (1,174,030)      (2,708,013)

Foreign income taxes                                 (142,202)           (12,409)           4,646          (90,618)         (44,769)

               Net (Loss) per period             $ (9,715,830)      $   (533,161)    $ (1,406,027)    $ (1,083,412)    $ (2,663,243)
                                                 ============       =============================     =============================
               Basic Net (Loss) per share                                  (0.04)           (0.07)           (0.07)           (0.16)
Weighted Average Shares                                               14,620,000       19,833,377       14,620,000       16,340,414



                                      F-2
   (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

                                                           Nine Months Ended                Nine Months Ended
                                                              9/30/2003                         9/30/2002
                                                              ---------                         ---------

NET LOSS FOR THE PERIOD                                                 (2,663,243)                   (1,083,412)
Depreciation                                               19,897                         30,509
Increase in Accounts Payable & Accrued Expenses           774,502                        210,941
Increase in Accounts Receivable & Prepaids               (316,746)                       500,327
                                                        ---------                       --------
CASH FROM OPERATING ACTIVITIES                                             477,653                       741,777

Net proceeds from Private Placement                     4,271,420                             --
Bridge Loan                                             1,677,506                             --
Proceeds from AAE Option Shares Sold                    1,208,095                       --------
Retirement of Foreign Bank Debt in GBP                   (804,333)
                                                        ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                     6,352,688            --

Goodwill                                                 (115,182)
Asset Additions                                           (82,667)                       (41,063)
CASH FLOWS FOR INVESTING ACTIVITIES                     ---------         (197,849)     --------         (41,063)

Difference in exchange rates                                              (115,977)                      (31,530)
INCREASE IN CASH                                                         3,853,272                      (414,228)

BEGINNING CASH BALANCE                                                     119,296                       533,524

                                                                       -----------                    ----------
ENDING CASH BALANCE                                                      3,972,568                       119,296
                                                                       ===========                    ==========
Supplemental Disclosure:

Cash paid for interest: $38,047

Cash paid for income taxes: None

Non-cash Transactions: Conversion of Bridge loan to common stock at 9/30/03, $2,322,500


                                      F-3
   (The accompanying notes are an integral part of the financial statements)

O2 Diesel Corporation
(A Development Stage Company)
Statement of Stockholders' Deficit
From April 14, 2000 (Date of Inception) to September 30, 2003
(expressed in U.S. dollars)

                                                                                                                           Deficit
                                                                                                                         Accumulated
                                                                                    Additional                            During the
                                                          Common Stock              Paid - In             Total          Development
                                                      Shares       Par Value         Capital             Capital            Stage
                                                        #              $                $                   $                 $
                                                  ---------------------------------------------------------------------------------

Balance - April 14, 2000 (Date of Inception)

  Stock issued at $0.01 per share                   43,008,772      430,088         (509,051)            (78,963)

  Net loss for the period                                                                                                 (393,812)

  Paid In Capital and Loss of Predecessor                                           4,201,034          4,201,034        (4,210,925)

  Foreign Exchange Adjustment                                                                                               (2,560)

Balance - September 30, 2001                        43,008,772      430,088         3,691,983          4,122,071        (4,607,297)
                                                  ---------------------------------------------------------------------------------
  Net loss for the period                                                                                                 (563,759)

  Foreign Exchange Adjustment                                                                                               (1,916)

Balance - December 31, 2001                         43,008,772      430,088         3,691,983          4,122,071        (5,172,972)
                                                  ---------------------------------------------------------------------------------

  Stock issued at $0.01 per share                   24,884,149      248,841         1,417,618          1,666,459

  Net loss for the period                                                                                               (1,871,953)

  Foreign Exchange Adjustment                                                                                               (7,662)

Balance - December 31, 2002                         67,892,921      678,929         5,109,601          5,788,530        (7,052,587)
                                                  ---------------------------------------------------------------------------------

  Stock issued at $0.01 per share                    3,286,427       32,864           160,470            193,334

  Net loss, Six Months Ended June 30, 2003                                                                              (1,257,216)

  Options Excercised                                 7,650,048       76,500         1,131,595          1,208,095

Balance - June 30, 2003                             78,829,396      788,294         6,401,666          7,189,959        (8,309,803)
                                                  ---------------------------------------------------------------------------------

  Acquisition and Cancellation of AAE Int'l PLC
    shares                                         (78,829,396)    (788,294)          788,294                  0

  DVI Shares outstanding at acquisition 7/15/03      6,900,000          690                                  690

  Issuance of DVI Shares for AAE at $0.0001
    per share                                       17,234,646        1,723                                1,723

  Private Placement at $0.0001 per share             1,411,667          141         1,719,171          1,719,312

  Shares Subscribed                                                                 2,322,500          2,322,500

  Net loss for the three month period                                                                                   (1,406,027)

  Currency Translation                                                                (70,324)           (70,324)          (11,792)

Balance - September 30, 2003 (unaudited)            25,546,313        2,555        11,161,307         11,163,861        (9,727,622)
                                                  ---------------------------------------------------------------------------------




                                       F-4
   (The accompanying notes are an integral part of the financial statements)

                   Explanatory Notes to Financial Statements

O2 Diesel Corporation
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

1.       Nature of Operations and Business Acquisition

      O2 Diesel Corporation is the successor parent company to the AAE group of companies. The AAE group consists of the following companies: AAE Technologies International Plc, an Irish company incorporated on April 14, 2000 ("AAE"), is the parent company of AAE Holdings Plc, AAE Technologies Inc. and AAE Research and Development Ltd. AAE Holdings Plc was incorporated in the United Kingdom on October 30, 1998, and is the parent company of AAE Technologies Limited, a company incorporated in the United Kingdom, on April 24, 1997. AAE Technologies Inc. (name changed to O2Diesel Inc on May 20, 2003) was incorporated in Delaware on August 12, 1999. AAE Research and Development Ltd. was incorporated as an Irish company on April 14, 2000 and has been inactive since inception. AAE acquired control of AAE Holdings Plc in an exchange for its shares in April 2001. O2Diesel Corporation (the "Company") was incorporated in the State of Washington on April 24, 2000. The Company's previous business was to investigate new business opportunities, including the marketing and distribution of vitamins, minerals, nutritional supplements, and other health and fitness products in the States of Nevada and Utah. With the completion of the Recommended Offer to acquire AAE, the Company abandoned its interest in marketing and selling health and fitness products, and now intends to pursue only the business of AAE. Both O2Diesel and AAE were development stage companies at the time the Recommended Offer closed.


      On July 15, 2003, the Company declared the Recommended Offer to acquire all of the issued and outstanding share capital of AAE in exchange for 18,000,000 shares of its common stock unconditional in all respects. Immediately prior to closing the AAE acquisition, the former President of the Company contributed 7,720,000 shares of the Company's common stock to it for cancellation. As a result of these transactions the former AAE shareholders acquired control of the combined companies, which will result a new business direction for O2Diesel. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization. AAE was considered to be the accounting acquiror. Accordingly, the financial statements of AAE are now treated as the base financial statements of O2Diesel Corporation for the current and prior periods.


      As a condition of closing the Recommended Offer, the Company had undertaken to complete a Private Placement (the "Private Placement") to raise a minimum of $5,000,000 at a minimum price per share of $1.50. In order to assist the Company in satisfying its obligation to complete the Private Placement, a lender loaned an amount (the "July Bridge Loan") to the Company equal to the difference between $5,000,000 and the aggregate amount of subscriptions received by the Company as of the date of the loan, which was July 10, 2003. As part of the terms of the July Bridge Loan, the Company issued a convertible non-interesting bearing note (the "Convertible Note") in the amount of $4,000,000. Previously, the Company received proceeds of $1,000,000 under two bridge loans (the "March Bridge Loans"), in the amounts of $50,000 and $950,000 on March 19, 2003 and March 29, 2003, respectively. Under the terms of the July Bridge Loan, the March Bridge Loans were canceled and made part of the July Bridge Loan. In addition, the Company received new proceeds of $3,000,000. To the extent that the Convertible Note did not require repayment, it was convertible into common shares of the Company at a per share price of $1.50.


      Pursuant to the terms of the July Bridge Loan, the Company was obligated to pay the proceeds of any subscriptions received from the Private Placement until August 10, 2003 (extended to September 30, 2003) to the holder of the Convertible Note to the extent the total proceeds from the Private Placement and the Bridge Loans exceeded $5,000,000. As of September 30, 2003, the Company had received subscriptions of $2,677,500 from the Private Placement, in which cash of $2,447,500 was received as of September 30, 2003 and $230,000 was received after that date. As of September 30, 2003 the Company had also received cash of $4,000,000 from the three bridge loans. Accordingly, as of September 30, 2003, the extended date of the July Bridge Loan, the Company was obligated to pay $1,667,500 in cash and to issue 1,548,333 shares of its common stock to the Holder of the Convertible Note.

      AAE is a fuel additive development and marketing company incorporated in Ireland. Since inception, AAE began the development of a proprietary additive product designed to enable ethanol to be blended with diesel fuel to produce a clean burning and efficiently blended diesel fuel. AAE is completing product development, obtaining regulatory approvals as required and beginning the commercialization of its product via its wholly owned regional subsidiaries and strategic partnerships. AAE's primary products are AAE05 and O2Diesel(TM).

      AAE, together with its exclusive North American marketing partner Octel Starreon LLC, is developing commercial markets for its fuel additive through sales of AAE05 and O2Diesel(TM) (AAE's branded ethanol-diesel blend) initially in the U.S. and Canadian markets. O2Diesel(TM), which is now available in certain North American markets, is formulated using AAE's and Octel Starreon's proprietary additive technologies and is a stable ethanol-diesel fuel blend with enhanced water and temperature tolerance. Octel Starreon LLC is a fuel additive manufacturer and marketer in the United States, and is a joint venture between U.K. based Octel Corporation and U.S. based Starreon Corporation, both of which are leading companies in the fuel additive industry. Tests conducted using O2Diesel(TM) have shown that it displays significantly reduced emissions of visible smoke, nitrogen oxides, carbon monoxide, and particulate matter in a range of diesel engine applications.

      Research and Development: AAE and Cognis Deutschland GmbH & Co. KG ("Cognis") have an agreement for the joint development of AAE05 and other co-solvency additive products as well as joint ownership of patents covering such products and product applications. Cognis has the worldwide rights to manufacture, and AAE has the worldwide rights to market and sell such additive products.

      Both the Company and AAE were development stage companies at the time of the closing of the Recommended Offer. The ability of the Company to emerge from the development stage with respect to its new principal business activity is dependent upon its ability to generate significant revenue from AAE's business. There is no guarantee that the Company will be able to sell any of its products at a profit. There may be doubt regarding the Company's ability to continue as a going concern.

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

     (d)  Foreign Exchange

            Current monetary assets and liabilities of the Company, which are denominated in foreign currencies, are translated at the exchange rate in effect at the balance sheet dates. Revenues and expenses are translated at rates of exchange prevailing on the transaction dates. Exchange gains or losses on the realization of current monetary assets and the settlement of current monetary liabilities are recognized currently to operations. Translation adjustments relating to investments in foreign subsidiaries are accounted for in accordance with the provisions of SFAS No.52. As such, translation adjustments are not included in determining net income for the period but are disclosed and accumulated in a separate component of consolidated equity until sale or until complete or substantially complete liquidation of the net investment in the foreign entity takes place.

     (e)  Revenue Recognition

            Revenue from the sales of product by the Company will be recognized and recorded upon the passage of title of the product to the customer. Sales of the Company's product will also be made by its exclusive sales agent for the USA and Canada. On these sales, the Company will be paid a share of the gross profit realized from each sale to the end user. The Company will record revenue earned under the agreement with its sales agent upon notification of a completed sale to the end user.

            These policies are prospective in nature, as the Company has not yet generated substantial amounts of revenue from commercial sales transactions.

     (f)    Basic and Diluted Net Income (Loss) per Share

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

     (g)    Use of Estimates

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

     (i)    Financial Instruments

            The carrying value of cash, accounts payable, accrued liabilities and notes payable approximate fair value due to the relatively short maturity of these instruments.

     (j)    Recent Accounting Pronouncements

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The adoption of this standard currently has no effect on the Company's results of operations and financial position as the Company has no stock-based employee compensation. The Company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees. See note 9 for a discussion of the Company's intention to adopt a Stock-Based Compensation Plan.

            FASB has also issued SFAS No. 145, 146, 147, 149 and 150 but these pronouncements will not have any effect on reporting the results of operations of the Company. Therefore a description of each and their respective impact on the Company's reported results have not been included in this report.

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

3.    Government Appropriations

            O2Diesel has received an appropriation of $1,107,734 from the US Department of Energy ("DOE") to test its fuel additive as well as its blended fuel, O2Diesel(TM) This appropriation is managed for the DOE by the National Renewable Energy Laboratory ("NREL"). Under the terms of the appropriation, O2Diesel is reimbursed by NREL for 80% of its costs incurred in completing the Statement of Work required under this program. O2Diesel charges all expenses as incurred to operations and accrues all monies receivable under the appropriation as a reduction to expense.

4.     Deferred Financing and Business Acquisition Costs

            The Company has charged all accrued legal, accounting, and other related costs incurred in connection with the acquisition of AAE and the Private Placement to paid in capital. In addition, the Company has charged all similar costs incurred in connection with financing efforts that are in process at the date of this report to an asset account called Deferred Financing Costs.

5.     Notes Payable

            (a) O2Diesel received $100,000 from a company controlled by the former President of the O2Diesel pursuant to a note payable secured by all corporate property bearing interest at 12% and due on demand. The note plus accrued interest of $29,000 was repaid on July 18, 2003.

            (b) The Company received proceeds of $1,000,000 in March 2003 from notes issued in exchange for two bridge loans. It received a further $3,000,0000 from the issuance of a non-interest bearing Convertible
            Note in conjunction with the Private Placement. Under the terms of the Convertible Note, the two notes issued for the March 2003 bridge notes were cancelled and made part of the Convertible Note. The Convertible Note matured September 30,2003. As of that date the Holder was owed $1,677,500, and the Company had an obligation to issue 1,548,333 shares of its common stock at a price of $1.50 per share to the Holder.

6.     Common Shares

            As part of the Private Placement, the Company as of September 30, 2003 had received proceeds of $2,447,500 and had issued 1,411,667 shares of its common stock. Following September 30, 2003, the Company received additional proceeds of $230,000 from the Private Placement and by October 31,2003 it had issued an additional 373,333 shares of its common stock. In total, the Company, by the end of October 2003, had received subscriptions and proceeds of $2,677,500 from the Private Placement and had issued 1,785,000 shares of its common stock at a per share price of $1.50.


            As of September 30, 2003 the Company had issued 17,234,646 shares of its common stock to former shareholders of AAE in exchange for AAE shares. In October 2003, the Company issued a further 612,393 shares of its common stock to former AAE shareholders bringing the total shares issued in exchange for AAE shares to 17,847,039. Under the terms of the Convertible Note, the Company as of September 30, 2003 was obligated to issue 1,548,333 shares of its common stock to the Holder of the Note. .


7.     Related Party Transactions

            (a) A company controlled by the Chairman of the Board provides office space, accounting and other services to AAE at a cost of approximately $2,300 per month. For the three and nine months ended September 30, 2003, the Company paid $6,731 and $20,439, respectively, to the company controlled by the Chairman ($8,457 and $15,752 for the three and nine months ended September 30, 2002).

            (b) The Company accrued $29,000 in interest owing on a note payable to a company controlled by the former President of the Company. Interest of $6,000 was charged to operations during the nine months ended September 30, 2003 (2002 $9,000). The principal and interest for this note were paid in full on July 18, 2003.


8.      Pro forma Information for acquisition of AAE


            O2Diesel, in exchange solely for its common stock, acquired approximately all of the outstanding shares of AAE. As part of the acquisition, control of the combined companies passed to the former shareholders of AAE. Accordingly, AAE is treated as the accounting acquiror in the transaction and its financial statements are treated as the base financial statements for the current and prior periods. For accounting purposes, this transaction is being accounted for as a capital transaction followed by a recapitalization of AAE rather than a purchase of AAE by O2Diesel. The table below presents pro forma combined revenues, net income and earnings per share. The pro forma amounts combine O2Diesel's results with AAE's consolidated results for the nine months ended September 30, 2002 and September 30, 2003.


            The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the transaction between AAE and O2Diesel occurred as of January 31, 2002 or during the periods presented nor is it necessarily indicative of the future financial position or operating results. Pro forma earnings per share were computed based on the average number of shares outstanding as of September 30, 2003.

                                                Pro Forma Results
                                    -----------------------------------------
                                    Nine months ended       Nine months ended
                                    September 30,2002       September 30,2003
                                    -----------------       -----------------
    Sales                             $      7,430            $           -

    Net Losses                        $ (2,230,090)           $  (3,037,479)



                                            EPS                     EPS
                                            ---                     ----
    Net Losses                        $   (2,230,090)         $  (3,037,479)

    Net loss per share                $        (0.11)         $       (0.15)

    Weighted Average Shares               19,833,377             19,833,377


9.     Commitments

      The Company intends to establish a stock-based compensation and option plan ("Plan") for the benefit of key employees, consultants, advisors and directors. It is anticipated the Plan will permit the grant of both tax-qualified and non-qualified stock options. Subject to the approval by the Board of Directors and the Shareholders, the Company intends to grant stock options to acquire approximately 5,825,000 shares of its common stock to certain of its directors, officers, key employees and advisors. It is expected that the options granted will consist of both tax-qualified and non-qualified options.

10.     Subsequent Events

      On October 10, 2003 the Company received an appropriation (the "Appropriation") of $1,000,000 from the Department of Defense (the "DOD") to test the Company's fuel additive and its O2Diesel(TM) fuel in non-strategic vehicles operated by the US Air Force at Nellis Air Force Base in Las Vegas, Nevada ("Nellis"). Under the terms of the Appropriation, a third party is to be paid $200,000 to administer the Appropriation on behalf of the DOD. The remaining $800,000 will be used to fund the test program at Nellis. In addition, the Company has been informed it will be awarded follow-on appropriations of approximately $3,500,000 to continue the tests under the DOE and DOD programs.

ITEM 2.      PLAN OF OPERATION

OVERVIEW


     O2Diesel Corporation is the successor parent company to the AAE group of companies. The AAE Group consists of the following companies: AAE Technologies International Plc, an Irish company incorporated on April 14, 2000, is the parent company of AAE Holdings Plc, AAE Technologies Inc. and AAE Research and Development Ltd. AAE Holdings Plc was incorporated in the UK on October 30, 1998, and is the parent company of AAE Technologies Limited, a company incorporated in the UK on April 24, 1997. AAE Technologies Inc. (name changed to O2Diesel Inc on May 20, 2003) was incorporated in Delaware, U.S.A. on August 12, 1999. AAE Research and Development Ltd. was incorporated in Ireland on April 14, 2000, and has been inactive since inception. AAE Technologies International Plc acquired control of AAE Holdings Plc in an exchange for its shares in April 2001. O2Diesel Corporation herein (the"Company") was incorporated in the State of Washington, U.S.A. on April 24,2000. The Company's previous business was to investigate new business opportunities, including the marketing and distribution of vitamins, minerals, nutritional supplements, and other health and fitness products in the States of Nevada and Utah. With the completion of the Recommended Offer, the Company abandoned its interest in marketing and selling health and fitness products, and now intends to pursue only the business of AAE. Both O2Diesel and AAE were development stage companies at the time the Recommended Offer closed.

     O2Diesel commenced a Recommended Offer to acquire all of the issued and outstanding ordinary shares of AAE under the terms of a Recommended Offer Document, dated June 16, 2003. On or about June 18, 2003, O2Diesel mailed the Recommended Offer Document to the shareholders of AAE and submitted the Recommended Offer Document to The Securities and Exchange Commission on Form CB.

     On July 11, 2003, O2Diesel declared the Recommended Offer unconditional in respect to acceptances, and on July 15, 2003, under the terms of the Recommended Offer, O2Diesel agreed to issue 18,000,000 common shares of its capital stock for 100% of the shares of AAE. As of July 11, 2003, shareholders holding approximately 87% of AAE's issued and outstanding ordinary shares had accepted the Recommended Offer. The Recommended Offer remained open until July 31, 2003 to accept additional shares tendered by shareholders of AAE. As of September 30, 2003, all remaining shares of AAE had been acquired by O2Diesel pursuant to a compulsory acquisition transaction under Irish law.

     Following completion of the Recommended Offer, control of the combined companies passed to the former shareholders of AAE, and AAE became a wholly-owned subsidiary of O2Diesel. Accordingly AAE was considered the accounting acquiror. Thus, for accounting purposes, the Recommended Offer is being accounted for as a capital transaction accompanied by a recapitalization of AAE, rather than a purchase business combination. The historical financial statements of AAE are now the base financial statements of O2Diesel Corporation for the current and prior periods.


RESULTS OF OPERATION

     The financial statements of O2Diesel are prepared in accordance with United States Generally Accepted Accounting Principles. The following management discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto, included elsewhere in this quarterly report.

Revenues: O2Diesel has not had any significant revenues from operations since inception.


Expenses: During the three and nine month periods ended September 30, 2003, O2Diesel had total expenses of $1,404,977 and $2,738,230, respectively. Material expenses included (i) staffing expenses of $379,305 during the three months ended September 30, 2003 ($146,092 for the same period in 2002) and $788,889 during the nine months ended September 30, 2003 ($327,736 for the same period in 2002); staffing expenses increased in the second and third quarters in anticipation of new financing to begin selling and marketing efforts (ii) market preparation and related expenses of $585,304 during the three months ended September 30, 2003 ($137,944 for the same period in 2002) and $770,313 during the nine months ended September 30, 2003 ($166,332 for the same period in 2002); Included in marketing expense for the nine months ended September 30,2003 is a charge of $500,000 for a sponsorship fee incurred for an auto racing team and the right to receive logo signage for a twenty-four month period, (iii) consulting expenses of $219,177 during the three months ended September 30, 2003, ($9,393 for the same period in 2002) and $379,798 during the nine months ended September 30,2003 ($17,675 for the same period in 2002); (iv) professional fees of $133,079 during the three months ended September 30, 2003 of which $127,079 were charged to the cost of raising new finance ($11,864 for the same period in 2002) and $323,720 during the nine months ended September 30, 2003 ($57,180 for the same period in 2002); professional fees increased substantially in 2003 over 2002 due to higher accruals for audit and related fees and (v) insurance expense of $46,717 during the three months ended September 30, 2003 ($29,740 for the same period in 2002) and $108,319 during the nine months ended September 30, 2003 ($55,204 for the same period in 2002).

Financial and Other Income/(Loss): O2Diesel had net interest expense of $1,683 during the three months ended September 30, 2003 ($12,634 for the same period in 2002) and $ 38,047 during the nine months ended September 30, 2003 ($34,303 for the same period in 2002. Interest expense declined in the third quarter as a result of all interest bearing loans being repaid in July 2003.

Net Loss: O2Diesel had a net loss of $1,406,027 for the three months ended September 30, 2003 ($533,161 for the same period in 2002) and $2,663,243 for the nine months ended September 30, 2003 ($1,083,412 for the same period in 2002). The Company began to hire employees in May 2003 in anticipation of raising new funds to begin its marketing and sales efforts. Much of the increased costs are due to the new employees and their related costs for travel, entertainment and business promotion meetings.

As a result of the Recommended Offer, O2Diesel believes that its historical spending levels are not indicative of its expected future spending levels because it is undertaking the implementation of the AAE business plan. O2Diesel anticipates that the increased spending on intellectual property, marketing, staffing and other general operating and administrative expenses will continue into the future periods. For these reasons, O2Diesel believes its expenses, losses, and deficit accumulated during the development stage will continue during the last quarter of 2003 and into calendar year 2004, as the operations of AAE and O2Diesel are consolidated.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, O2Diesel had current assets consisting of cash and cash equivalents of $4,159,577, and current liabilities of $3,708,608, for net working capital of $450,969 at September 30, 2003. During the nine months ended September 30, 2003, O2Diesel generated cash of $3,853,272, all of which was received from the sale of the company's shares in the Private Placement, the exercise of options to acquire AAE shares immediately prior to completion of the Recommended Offer and from the proceeds of a Bridge Loan. Cash of $82,667 was used to purchase fixed assets.

The Company had no revenues from operations during the three and nine months ended September 30,2003. It does not anticipate generating significant revenues until it can successfully implement the business plan of AAE. The Company currently has no external sources of liquidity or commitments for additional financing. Historically, the Company has raised capital through equity financings, bridge loans and advances made by executive officers of the Company.

As a condition of closing the Recommended Offer, the Company undertook to complete a Private Placement (the "Private Placement") to raise a minimum of $5,000,000 at a minimum price per share of $1.50. In order to assist the Company to satisfy its obligation to complete the Private Placement, a lender loaned the Company an amount (the "July Bridge Loan") equal to the difference between $5,000,000 and the aggregate amount of subscriptions received by the Company as of the date of the loan, which was July 10, 2003. As part of the terms of the July Bridge Loan, the Company issued a convertible non-interesting bearing note ( the "Convertible Note") in the amount of $4,000,000. Previously, the Company had received proceeds of $1,000,000 under two bridge loans (the "March Bridge Loans"), in the amounts of $50,000 and $950,000 on March 19, 2003 and March 29, 2003, respectively. Under terms of the July Bridge Loan, the March Bridge Loans were canceled and made part of the July Bridge Loan. The Company also received new proceeds of $3,000,000 from the July Bridge Loan. Pursuant to the terms of the July Bridge Loan, the Company was obligated to pay the proceeds of any subscriptions received from the Private Placement until August 10, 2003 (extended to September 30, 2003) to the holder of the Convertible Note to the extent the total proceeds from the Private Placement and Bridge Loans exceeded $5,000,000. As of September 30, 2003, the Company had received subscriptions of $2,677,500 from the Private Placement. Cash proceeds of $2,447,500 were received as of September 30, 2003 and $230,000 was received after that date. The Company had also received cash of $4,000,000 from the three bridge loans. Accordingly, as of September 30, 2003, the extended date of the July Bridge Loan, the Company was obligated to pay $1,667,500 in cash and to issue 1,548,333 shares of its common stock to the Holder of the Convertible Note.

With the proceeds from the Private Placement and its other financing sources, and assuming its current levels of spending, O2Diesel anticipates that it will have sufficient working capital to fund its operations through February 28, 2004.

In connection with the Recommended Offer, O2Diesel also committed to use its best efforts to complete a non-brokered private placement of equity to raise $3,500,000 by offering and selling shares of its common stock at a price of not less than $1.50 per share (the "Follow-on Private Placement"). Proceeds from the Follow-On Private Placement, if any, are to be used to fund the acquisition of a fuel distribution business.

O2Diesel has also taken steps to raise additional financing to fund AAE's business plan. As of the date of this Report, the Company is seeking to complete the due diligence and other actions required for it to obtain a listing on the Alternative Investment Market (AIM) of the London Stock Exchange. As part of this listing, the Company expects to raise financing through a public offering and sale of its common shares to be traded on AIM. There can be no assurance that additional funds, if any, will be available on terms acceptable to O2Diesel.

PLAN OF OPERATION

The completion of the Recommended Offer resulted in a change of control of O2Diesel. Anthony Dean-Smith, Alan Rae, David Koontz, Karim Jobanputra and Hendrik Rethwilm were appointed as Directors of O2Diesel; Alan Rae was appointed President and Chief Executive Officer and David Koontz was appointed Chief Financial Officer and Secretary of O2Diesel. Eric Boehnke resigned as a Director, President, Treasurer and Secretary of O2Diesel effective July 15, 2003.

For the next six to nine months, the Company anticipates it will continue to incur losses as a result of expenses associated with implementing the business plan of AAE, which include incurring costs to continue both the research and development, and commercialization of its additive product, AAEO5, and its blended fuel, O2Diesel(TM).

AAE'S FUEL ADDITIVE BUSINESS

AAE is a fuel additive development and marketing company incorporated in Ireland. Since its inception, AAE began developing a proprietary additive product designed to enable ethanol to be blended with diesel fuel to produce a clean burning and efficiently blended diesel fuel. AAE is completing development, obtaining regulatory approvals as required and beginning commercialization of its product via its wholly owned regional subsidiaries and strategic partnerships. AAE's primary products are AAE05 and O2Diesel(TM).

AAE, together with its exclusive North American marketing partner Octel Starreon LLC, is developing commercial markets for its fuel additive through sales of O2Diesel(TM) (AAE's branded ethanol-diesel blend) initially in the US and Canadian markets. O2Diesel(TM) which is now available in certain North American markets, is formulated using AAE's and Octel Starreon's proprietary additive technologies and is a stable ethanol-diesel fuel blend with enhanced water and temperature tolerance. Octel Starreon LLC is a fuel additive manufacturer and marketer in the United States, and is a joint venture between U.K. based Octel Corporation and US based Starreon Corporation, both of which are leading companies in the fuel additive industry.

Tests conducted using O2Diesel(TM) have shown that it displays significantly reduced emissions of visible smoke, nitrogen oxides, carbon monoxide, and particulate matter in a range of diesel engine applications.

         Research and Development: AAE and Cognis have an agreement for the joint development of AAE05 and other co-solvency additive products as well as joint ownership of patents for such products and product applications. Cognis has worldwide rights to manufacture, and AAE has the worldwide rights to market and sell additive products developed under the AEE/Cognis agreement.

Commercialization and Marketing: O2Diesel is focusing its initial commercialization and marketing activities in the United States and Brazil. The Company's 5-year plan, assuming adequate financing is available, is to establish itself simultaneously in North America and Brazil and then to expand - through a network of strategic alliances to key markets in Asia, South America and Europe targeting:

     -    Urban truck and bus fleets

     -    Agricultural & construction equipment

     -    Mobile and/or stationary power generators

     -    Railroads

     -    Government fleets: (state, provincial and federal)

         North America (including Mexico and Canada)

North America is the largest and most diverse transportation fuel market in the world, with total annual consumption of diesel fuel in the range of 98 billion gallons. Diesel fuel is used in a wide array of urban and highway trucks, railroads, marine vessels, agricultural and construction equipment, and military vehicles.

According to a recent U.S. Department of Energy (DOE) estimate, diesel fuel usage in the US is about 64 billion gallons. Diesel powered vehicles and equipment are used to transport about 94% of all domestic freight and diesel fuel is used by the vast majority of heavy-duty vehicles and other equipment operating throughout the U.S.

Initially, O2Diesel has targeted the three largest diesel fuel markets in the United States with diminished air quality, high diesel fuel consumption, and large urban areas. These are: California, Texas, and the Northeastern states.

Supported by federal and state incentives available for fuel ethanol, the Company estimates that it will be able to price its product to be competitive with other technologies that provide cleaner burning fuels for the on and off road market.

MEXICO: Mexico City's extremely polluted plateau prompted government air quality officials to approach several fuel technology companies, including AAE, to propose solutions. As a result, successful engine emission testing of O2Diesel(TM) was completed, leading to an expanded demonstration program which is expected to commence sometime in 2004.

         South America

BRAZIL: O2Diesel`s commercial rollout in Brazil is expected to be accelerated through its partnerships with some of Brazil's largest sugar producers and related industry partners, certain of which the Company has been working with since inception. O2Diesel anticipates that the first phase of commercialization will be implemented by the beginning of the second quarter of 2004.

         Asia

PEOPLE'S REPUBLIC OF CHINA: China is a net importer of diesel fuel. Introducing technology that permits ethanol to be blended with diesel fuel is expected to reduce China's dependence on petroleum imports. The increased use of ethanol blended with diesel fuel should act as an incentive to expand ethanol production as exhibited by China's completion of the world's largest fuel ethanol plants in Guangxi province.


INDIA: India has a general shortage of domestically produced diesel fuel coupled with an abundance of locally produced ethanol feedstock, sugarcane.

THAILAND: Thailand has an active biofuels industry, which has led to the acceptance of fuel ethanol for use in its transport and other sectors.

         European Union

There is minimal fuel ethanol production in the European Union (EU), although several countries have introduced renewable fuel incentives. These incentives have motivated the sugar industry and others to consider fuel ethanol production in the EU. At present, 70% of all transport motor fuel sold in the EU is imported.

Research and Development: AAE and Cognis have an agreement for the joint development of co-solvency additive products as well as joint ownership of patents covering such products. Cognis has worldwide rights to manufacture, and AAE has the worldwide rights to market and sell such additive products. O2Diesel anticipates that Cognis will continue research and development efforts on co-solvency additive products during the next twelve months.

Acquisition of Plant, Property and Equipment: In connection with the Recommended Offer, O2Diesel committed to use its best efforts to complete a non-brokered private placement of equity to raise $3,500,000 in a Follow-on Private Placement to fund the acquisition of a fuel distribution business. As of the date of this report, O2Diesel had begun the Follow-On Placement, and had also commenced preliminary negotiations to acquire a fuel distribution business.

Employees: Prior to the Recommended Offer, O2Diesel had no employees. Under the terms of the Recommended Offer, O2Diesel executed employment agreements with Alan Rae to be O2Diesel's President and Chief Executive Officer and David Koontz to be O2Diesel's Chief Financial Officer. The terms of the employment agreements are described in O2Diesel's current report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2003. As of September 30, 2003, O2Diesel and its subsidiaries had 7 employees, including 1 engaged in technical services, 3 engaged in sales and marketing, 1 engaged in business development and regulatory affairs and 2 executive officers. During the next twelve months, O2Diesel anticipates that it will hire an additional 11 employees, including 1 technical services employee, 3 sales and marketing employees, 1 business development employee, 2 management employees and 5 administrative employees.

O2Diesel anticipates that it will continue to operate at a loss for the foreseeable future

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


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None.

ITEM 2.      CHANGES IN SECURITIES.

During the quarter ended on September 30, 2003 O2Diesel received subscriptions for 1,785,000 shares of its common stock offered in the Private Placement at $1.50 per share. In addition, the Convertible Note for $4,000,000 issued by the Company in conjunction with the Private Placement matured on September 30,2003. Pursuant to the terms of this Note, an amount of $2,322,500 was convertible into 1,548,333 shares of the company's common stock at $1.50 per share. In this same period, the Company issued 17,234,646 shares of its common stock and subsequent to September 30, 2003 it issued a further 612,393 shares of its common stock to complete the acquisition of all the outstanding shares of AAE. The shares of common stock issued in the Private Placement and to be issued in exchange for the Convertible Note were issued in reliance upon the exception from the registration requirements available under Regulation S as promulgated under the Securities Act. No commissions or fees were paid in connection with the offerings. Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-KSB for the year ended December 31, 2002 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2002 is hereby incorporated by reference to this report.

On July 15, 2003, O2Diesel declared the Recommended Offer unconditional in all respects. The Offer was made in accordance with Irish law and pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 802 thereunder. AAE was a foreign private issuer at the commencement of the Recommended Offer and no more than 10% of its issued and outstanding share capital was held by persons resident in the United States. Under the terms of the Recommended Offer, O2Diesel will issue up to 18,000,000 shares of its common stock to the shareholders of AAE in exchange for all of the issued and outstanding equity capital of AAE. As of the date of this report, O2Diesel had issued 17,847,039 shares of its common stock to AAE shareholders that had accepted the Recommended Offer or whose shares had been compulsorily acquired in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 802 thereunder. The Recommended Offer transactions were reported in O2Diesel's Form 8-K filed on July 30,2003,incorporated herein by reference.


     SUBSEQUENT CHANGES IN SECURITIES

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

       In addition to the transactions and terms described above, the Recommended Offer had the following material terms:

       The shares of O2Diesel common stock issuable under the Recommended Offer are subject to the following restrictions:

       (a) all shares issued by O2Diesel in connection with the Recommended Offer are subject to a 1-year contractual hold period;

       (b) all AAE shareholders are required to place 10% of the shares issued by O2Diesel in the Recommended Offer into escrow for 12 months as security for the indemnification obligations of AAE (the "Indemnity Escrow"); and

       (c) Certain major AAE shareholders (Anthony Dean-Smith and Quarryside Ltd., a trust in which Alan Rae is a beneficiary, collectively, the "Major Shareholders") were required to place all of their shares issued by O2Diesel in the Recommended Offer into escrow for 18 months as security for their respective indemnification obligations to O2Diesel.


       On June 30, 2003, the board of directors took action by written consent, effective on the later of the closing of the Recommended Offer or the expiration of the 10 day waiting period under Rule 14f-1 of the Exchange Act, to expand the board of directors to consist of 6 directors and to appoint five persons to fill the newly created vacancies on the board of directors: Anthony Dean Smith, Alan Rae and David Koontz were designated by the Key Shareholders and Karim Jobanputra and Hendrik Rethwilm were designated by O2Diesel's board of directors.

       On July 11, 2003, O2Diesel entered into an Option and Escrow Agreement with a shareholder of O2Diesel, under which the shareholder granted O2Diesel an option to purchase 1,000,000 shares of Company common stock at an exercise price of $0.20 per share. The option is exercisable only if AAE enters into an agreement to acquire a fuel distribution business within six months and AAE fails to complete the acquisition within eight months solely because the Follow-On Private Placement is not completed by O2Diesel.

       On August 18, 2003 the Company and BASF Aktiengesellschaft ("BASF") signed a Memorandum of Understanding ("MOU") under which it is intended that BASF will purchase and market the Company's additive for sale outside of NAFTA. Under terms of the MOU, which is effective for 180 days, the Company and BASF are to develop a joint marketing and technical support plan that will run for three years. It is anticipated that BASF will use its resources outside of the NAFTA countries to assist the Company to expand its penetration of markets in Asia, South America and Europe.

       The Company received a letter dated September 23, 2003 from the California Air Resources Board ("the Carb Letter") that verified the emission reductions available under the Company's O2Diesel(TM) fuel.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION

  3.1(1)           Articles of Incorporation

  3.2(3)           Articles of Amendment to Change Corporation Name to O2Diesel Corporation

  3.3(1)           Bylaws

  4.1(1)           Specimen Stock Certificate

  4.2(1)           Stock Subscription Agreement

  4.3(2)           $100,000 Promissory Note

 10.1(1)           License Agreement

 10.2(1)           Assignment of License

 10.3(4)           Support Agreement

 10.4(4)           Indemnity Escrow Agreement

 10.5(4)           Option and Escrow Agreement

 10.6(4)           Contribution and Cancellation Agreement (previously filed as Exhibit 4)

 10.7(4)           Waiver Agreement (previously filed as Exhibit 5)

 10.8(4)           Loan Agreement (previously filed as Exhibit 6)

 10.9(4)           Form of Convertible Note (previously filed as Exhibit 7)

 10.10(4)          Form of Employment Agreement between O2Diesel and Alan Rae
                   (previously filed as Exhibit 8)

 10.11(4)          Form of Employment Agreement between O2Diesel and David Koontz
                   (previously filed as Exhibit 9)

 10.12(4)(5)       Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)

 10.13             Letter dated September 23, 2003 from the California Air Resources Board.

 10.14             Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel
                   Corporation dated August 18, 2003.

 31.1              Sarbanes Oxley Act of 2002 Rule 302 Certifications

 32.1              Sarbanes Oxley Act of 2002 Rule 906 Certifications



     (1) Previously filed as an exhibit to the Company's registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000.
     (2) Previously filed as an exhibit to the registrant's annual report on Form 10-KSB on March 29, 2002.
     (3) Previously filed as an exhibit to the registrant's current report on Form 8-K on June 9, 2003.
     (4) Previously filed as an exhibit to the registrant's current report on Form 8-K on July 30, 2003.
     (5) O2Diesel has applied for confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

          (b)  Reports on Form 8-K.

     - O2Diesel filed the following current reports on Form 8-K during the quarter ended September 30, 2003:

     - Current report on Form 8-K filed on July 14, 2003 related to the declaration of Recommended Offer unconditional with respect to acceptances.

     - Current report on Form 8-K filed on July 16, 2003 related to the declaration of Recommended Offer unconditional in all respects.

     - Current report on Form 8-K filed on July 16, 2003 related to the initial closing of Recommended Offer.

     - Current report on Form 8-K/A filed on September 29, 2003 related to the change of control of O2Diesel pursuant to the acquisition of AAE Technologies International, Plc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             O2DIESEL CORPORATION
                                             (Registrant)


Date:   November 19, 2003                      By:  /s/ Alan Rae
                                             ------------------------------
                                             Alan Rae
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date:   November 19, 2003                     By:  /s/ David Koontz
                                             ------------------------------
                                             David Koontz
                                             Chief Financial Officer
                                             (Principal Financial Officer)