Form 10KSB
period 2003-12-31
O2DIESEL CORP
filed 2004-03-30
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR
[   ] Transition report under section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition Period from            to             .

Commission file number: 000-32217

O2Diesel Corporation

(Name of small business issuer in its charter)

Washington	91-2023525

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Commerce Drive Suite 301

Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (302) 266-6000

Securities registered under Section 12(b) of the Exchange Act:

(Title of Class)	Name of exchange on which registered

None	None

Securities registered under
Section 12(g) of the Exchange Act:	Common Stock, $0.0001 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes       [x]            No     [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant’s revenues for its most recent fiscal year: $12,204

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 26, 2004, computed by the average bid and asked price as of
March 26, 2004, at which the stock was sold, was $87,876,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2004, the registrant had 28,969,772 shares of common stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-KSB shall not be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934. Other documents incorporated by reference are listed in the Exhibit Index.

O2DIESEL CORPORATION

INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2003

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and the Company’s future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability of O2Diesel to effectively integrate the business of AAE Technologies International Plc into O2Diesel’s operations and successfully compete in the fuel additive and fuel distribution businesses.

O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel’s management as well as on assumptions made by and information currently available to 02Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of our products and failure to capitalize upon access to new markets. O2Diesel disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

-i-

PART I

Item 1. Description Of Business

(a) Form and Year of Organization; Recent Exchange Offer Transaction

O2 Diesel Corporation (“O2Diesel” or the “Company”) is a development stage company and has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company’s operations have been primarily focused on raising capital, performing product tests and demonstrations and bringing its product to market.

O2Diesel Corporation’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2 Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (“AAE”). On July 15, 2003, O2Diesel Corporation acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock (the “Offer”). As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the consolidated financial statements of AAE are now treated as the base financial statements of O2 Diesel Corporation for all periods presented.

In conjunction with the Offer, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million is being used to fund the ongoing developmental activities of the Company.

Subsequent to the Offer and during 2003, the Company undertook an effort to raise an additional $3.5 million through a follow-on private placement. As of December 31, 2003, the Company received subscriptions for 754,900 shares of its common stock at $1.50 per share. Subsequent to December 31, 2003 and through the date of these financial statements, the Company received additional subscriptions for 330,884 shares at $1.50 per share.

(b) Business of O2Diesel

Principal Products and Markets:

O2Diesel has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition to these fuels of ethanol, which is an oxygenate. More specifically, the Company’s core product, O2D05, is a fuel additive that can be made from soybean oil, other vegetable oils, or animal fats. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending O2D05 with ethanol and various grades of diesel fuel in turn creates a proprietary clean burning fuel called O2Diesel™. Extensive testing in the laboratory and in real world trials has been carried out on O2D05 and O2Diesel™. These tests have demonstrated that the use of the fuel by itself or in combination with other emissions control devices can produce significant and verifiable reductions in emissions. As an example, test data from a wide range of tests has shown the following reductions in emissions:

•	Up to a 70% reduction in visible smoke;

•	Up to a 46% reduction in particulate matter;

•	Up to a 30% reduction in carbon monoxide; and

•	Up to a 6% reduction of oxides of nitrogen.

By way of background, fuel ethanol has been blended with gasoline for over 25 years in the U.S. and even longer in Brazil, with the combined benefits of improving air quality, reducing the use of petroleum based fuels and stimulating the demand for agricultural products. Because of the incompatibility of diesel fuel and ethanol in a stand-alone environment, it has not been practical to combine ethanol and diesel fuel. The Company’s product, O2D05, is a blend of diesel fuel and ethanol that requires little change to either the delivery systems for transportation fuels or to the infrastructure of vehicles and equipment that may use the new fuel. As an example, O2D05 may be “splash blended” with ethanol and diesel to create O2Diesel™.

The Company has identified the U.S., Canada and Brazil as our first target markets. O2Diesel’s strategy, with the support and resources of our commercial partners, is to create end-user demand from large, centrally fueled on and off-road fleets of diesel fuel users.

Potential customers in the U.S. and Canada include:

•	Urban truck and delivery fleets;

•	Construction equipment fleets;

•	Mobile or stationary power generators;

•	Railroads;

•	Municipal transit authorities (public and private);

•	Government fleets (municipal, state, and federal);

•	School buses;

•	Military (non-tactical) vehicles; and

•	Port logistical equipment.

The U.S. market for diesel fuel is large and growing. It has been estimated by the International Energy Agency that the current use of diesel fuel in the U.S. now exceeds 59 billion gallons per annum, of which it is believed that centrally fueled fleets use in excess of 16 billion gallons annually.

Basic to the success of the Company’s sales program is the availability of abundant supplies of fuel grade ethanol. According to statistics compiled by the Renewable Fuels Association, seven new ethanol plants were completed in the U.S. in 2003 bringing the number of ethanol plants located throughout 19 states in the U.S. to 72. For 2003, U.S. domestic ethanol plants produced approximately 2.8 billion gallons of ethanol and had the capacity to produce about 3.1 billion gallons. Production capacity is predicted to rise to 5 billion gallons by 2005, according to a January 2003 study conducted by the California Energy Commission. At present, the Company does not anticipate any supply problems in securing sufficient amounts of ethanol for sales in the U.S. and Canada.

The Company has been active in Brazil for nearly three years in laying the groundwork for the introduction of our product to the Brazilian market. Brazil is one of the pioneers in the use of ethanol and has a long history of manufacturing ethanol as a by-product from the production of sugar. Due to the low cost and availability of ethanol, Brazil’s transportation sector has used large amounts of this renewable fuel for the last three decades. Fuel ethanol has become an important fuel in Brazil due to its positive effects on the creation of jobs in the sugar industry and as a means of reducing the country’s dependence on imported diesel fuel, of which Brazil is a net importer. Moreover, both the government and the sugar producers have sought various means to increase the demand for sugar and sugar derivatives. We believe that the foregoing factors make Brazil a good market for the commercial introduction of our products.

As a means of launching O2D05 and O2Diesel™, the Company has formed an alliance with a large commodities trading firm in Brazil that specializes in trading sugar and alcohol.

According to recent market studies, approximately 8.2 billion gallons of diesel fuel are consumed by Brazil’s transport sectors. As in the U.S. market, O2Diesel will initially target centrally fueled fleets for trucks and buses as our first customers. Consumption of diesel fuel by these fleets is estimated to be about 2.5 billion gallons on an annual basis. More specifically, the first customers for O2Diesel’s product are anticipated to be truck fleets of the companies that own and operate sugar plantations and sugar/alcohol mills.

To summarize, the potential customers for launching O2Diesel™ include the following:

•	Trucks – sugar / alcohol mills

•	Trucks – transport companies; and

•	Buses – large municipalities.

Later, the Company will seek to widen its market to include:

•	Trucks – non-transport companies, and

•	Buses – intercity.

In the U.S. and Canada, the Company expects to distribute our product, O2D05, directly to jobbers. “Jobbers” is a fuel industry term for companies that have a supply infrastructure that facilitates the purchase, blending, storage and delivery of fuel, which may include O2Diesel™. After completing the blending process, jobbers will sell O2Diesel™ to their customers. Jobbers will be responsible for delivery of the fuel using their own transportation fleets, common carriers or fuel trucks of their customers.

For the U.S., Canada and Brazil, the Company intends to sell O2Diesel™ to large centrally fueled fleets of vehicles and equipment, where the user has its own refueling infrastructure. In these cases, the Company must arrange to deliver O2Diesel™ to the customer’s central fueling location. In limited situations, O2D05 by itself may be sold to central fleet type customers, but in these cases, the customer must have the proper facilities to blend diesel fuel with fuel grade ethanol and additive. In most situations, the Company will be responsible for delivery of the final fuel, O2Diesel™, to large fleet users. To accomplish this, the Company will need to establish a reliable network of suppliers of ethanol and transportation services, and in limited situations, suppliers of diesel fuel. For this type of customer, the methods of distribution will be substantially the same for the U.S., Canada and Brazil, with the exception that there are only a few companies in Brazil that deliver petroleum fuels to the end users. Thus, the Company will have fewer choices in establishing a distribution infrastructure for Brazilian sales.

Competitive business conditions and position in the marketplace:

In general, competition to the O2Diesel technology may be split into three categories:

1.	ethanol-diesel blended fuel technologies (e-diesel);

2.	exhaust after treatment technologies; and

3.	“other” fuels.

Within the first category of e-diesel fuel technologies, there are a number of competitor companies that have or are attempting to develop fuel additives to compete with O2D05. Based on limited market information, the Company believes that, even though some of the competing technologies are owned by larger and better financed corporations, none of the technologies are as advanced as that of O2D05. Moreover, the Company believes that due to the higher blend ratios of the competing additives to that of O2D05, most of the competitors’ e-diesel fuels may be more expensive than O2Diesel™. Other cost effective diesel fuel additive technologies such as detergents and metallic combustion improvers are still subject to significant regulatory issues that may affect their commercial viability.

Various exhaust after treatment technologies are available in the marketplace to reduce emissions. Many of these technologies that may compete with O2Diesel™ are designed for use on new vehicles, and, as such, may take in excess of 5 years to have an impact on emissions over a large vehicle population. In addition, these technologies have higher implementation costs including the cost of vehicle retrofits, which may also be expensive. The Company does not view exhaust after treatment technologies as being in direct competition to O2Diesel™. Moreover, the Company intends to explore testing and working with one or more manufacturers of these technologies to confirm whether additional benefits can be achieved when the two technologies are used together.

Other fuels include Ultra-Low Sulfur Diesel (“ULSD”) and bio-diesel. Beginning in mid-2006 the diesel fuel specifications for the U.S. will change to require the use of ULSD for all on-highway use. ULSD is defined as having less than 15 parts per million sulfur, and this low level is necessary to allow exhaust after treatment technologies to work effectively. ULSD is more expensive than regular diesel and is in limited supply in the U.S. because of a lack of refinery capacity. ULSD is available mostly in California, Texas and the Northeast. The Company believes that our product, O2Diesel™, may also work effectively with ULSD in a manner that enhances the benefits of exhaust after treatment technologies. As a long-term strategy, the Company believes that we should work with refiners and distributors of ULSD as a means of broadening the market for O2Diesel™.

Bio-diesel is a biomass-derived fuel similar in composition and performance to “conventional” low sulfur diesel. It has been designated by the Department of Energy as an “alternative fuel” and is mostly sold as a 20vol% blend with regular diesel fuel. Bio-diesel has some excellent fuel characteristics, but it also has a number of significant drawbacks that make it unlikely this fuel will become widely used. Among bio-diesel’s drawbacks are its cost, lack of availability and limited emissions benefits.

Below is a table which gives a brief overview of the advantages and disadvantages of the broad ranges of technologies that may be considered as competing technologies. (This summary is not intended to be inclusive of all competing technologies.)

Lower Emissions
Options	Advantages	Disadvantages

Bio-diesel	Renewable content	Variable quality, low availability and high price

Exhaust after Treatment Technology	Effective; may be required for 2007 model vehicles	High cost, owner resistance and most must be used in conjunction with ULSD

Ultra Low Sulfur Diesel	No alteration to infrastructure; Enables after-treatment technology; Important long-term player	Long lead in time; low availability and more expensive than regular diesel

Gas to Liquid & Fischer Tropsch	Clean base and low cost materials	High cost, long lead time and price volatility

Hydrogen Gas/Fuel cells	Ultra clean vehicles	Still at early research stage

Diesel-Water emulsions	Reduces both PM and NOx	Poor fuel stability, reduced power and high cost

In Brazil, there are both domestic and foreign companies seeking to develop an ethanol diesel blending additive, but the Company believes that none of these potential competitors are very far advanced in perfecting their respective technologies.

Sources and availability of raw materials:

O2Diesel has a cooperation agreement with Cognis Deutschland GmbH (“Cognis”) for the manufacture and marketing of the Company’s additive globally. Cognis has manufacturing facilities in each country in which we intend to sell our product. According to Cognis, these plants have sufficient capacity to produce enough product to allow us to meet our budgeted sales for the United States, Canada and Brazil for the next twelve months. While the information for O2D05 is proprietary in nature, Cognis has informed the Company that Cognis does not anticipate there will be any shortages of raw material over the next twelve months.

Dependence on one or a few major customers:

As of the end of 2003, the Company was in the development stage. We reported sales of only $12,204 in 2003. Beginning in 2004, we expect to begin selling our products in commercial volumes. Only then will the Company start to develop the necessary customer profile to affirmatively state that we will not be dependent on just one or even a few major customers. However, given the usage of diesel fuel in the Company’s target markets, U.S., Canada and Brazil, the drive of local and national governments to press for cleaner air legislation, and the need for our potential customers to comply with legislative requirements to use cleaner burning fuels, the Company believes it is unlikely that we will be dependent in any of our target markets on one or even a few large customers. Notwithstanding the foregoing, we have no sales history and cannot know for certain what our likely customer base will be or if one will develop at all.

It is possible that the logistics of distributing O2Diesel™ may cause the Company to be dependent on a few large companies. For example, in Brazil, the fuel distribution network is very concentrated among a few very large companies. Thus, it is possible that the Company could become dependent on one or two large distributors for the sale of O2Diesel™ in Brazil.

Patents/Trademarks:

As part of our cooperation agreement with Cognis, we and Cognis are the joint owners of all patents covering both the use and composition of O2D05. Patent applications have been filed in twelve countries for O2D05, including the U.S., Canada, Brazil, and Europe. For this purpose, Europe is counted as one country. As such, the patent application for Europe covers 20 countries, including the more populous countries of the U.K., France, Germany, Italy and Spain. The patent applications for the U.S. Brazil and Canada are pending. All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. As part of the strategy of protecting our intellectual property position, the Company also has a number of patents that have been issued that relate to the predecessor technology of O2D05. As a strategic measure, the Company continues to fund all costs necessary to maintain these patents.

The Company has filed trademark registration applications in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel as well as a figurative logo of the words.

Government Approvals:

In the U.S., O2Diesel™ is subject to regulation at the federal, state and local levels. In addition, organizations such as the American Society for Testing & Material (“ASTM”) and the National Conference on Weights & Measures (“NCWM”) set uniform industry product quality standards and test methods which are often adopted by legislative bodies and regulatory agencies.

These laws and regulations can and do change and these changes may favor or disfavor one product over another. This is particularly true in the case of incentives that are either available or are becoming available for the expanded use of cleaner-burning fuels like O2Diesel™ or other emissions reduction technologies.

In the U.S., O2Diesel is in the process of obtaining the necessary regulatory approvals at various levels of government. At the federal level, the primary regulatory body from which the necessary approvals are required is the U.S. Environmental Protection Agency (“EPA”) which, among other things, regulates the on-highway use of motor fuels. The process of becoming a registered fuel for on-highway use is complex, costly and time-consuming. In 2003, O2Diesel completed a substantial portion of the process leading to registration when an independent laboratory completed all testing necessary to demonstrate that O2Diesel™ met the EPA’s “Tier 1” Health Effects Testing requirements. There is a second battery of test protocols required to comply with the EPA’s “Tier 2” Health Effects requirements. It is unclear whether the Tier 2 tests will have to be completed. If Tier 2 testing is required, completing all of the test protocols could require substantial expense. In general, Tier 1 tests are designed to measure and confirm emissions data and their effects on human health. Tier 2 tests are intended to measure the same factors but to a much greater degree and in a more thorough manner.

Pending satisfaction of the EPA’s Health Effects Testing requirements, O2Diesel™ may be sold for on-highway use under the grant of a broad EPA “experimental fuel” waiver from the on-highway fuel/fuel additive registration requirement.

States set strict requirements for the sale and distribution of motor fuels, and provide certain incentives for the use of cleaner-burning fuels. States provide disincentives for “dirtier” fuels, often in the form of monetary penalties. With the exception of the State of California, which is permitted to set stricter state standards, all state motor fuel regulations are ultimately governed by EPA policies set forth in the Clean Air Act.

In 2003, O2Diesel achieved regulatory recognition (known as “verification”) in California granted by the Air Resources Board (“ARB”) for O2Diesel™ as an “alternative diesel fuel,” thus making the fuel eligible for state and local incentives. During this same period, the Division of Measurement Standards (“DMS”) of the California Department of Food & Agriculture designated O2Diesel™ as a “developmental engine fuel” which is a requirement for a fuel to be marketed legally in the state if it lacks an ASTM specification. O2Diesel™ does not have an ASTM specification. As a condition to permitting the sale of O2Diesel™ in California, the ARB mandated, among other things that, in the case of storage or use of O2Diesel™, fuel storage tank vents, vehicle tank vents and fill openings must be fitted with flame arrestors.

In Canada, there are fewer limits or restrictions on the introduction of new motor fuel products like O2Diesel™, despite the fact that the key federal regulatory agencies — Environment Canada and Natural Resources Canada — tend to follow the general policies set by the United States. One important quasi-governmental organization that serves a regulatory control function is the Canadian General Standards Board (“CGSB”), which works in a manner similar to ASTM. Fuels sold in Canada on a widespread basis will ultimately be subject to an industry and government consensus-based product specification. The Company is actively working with CGSB and other agencies to meet those requirements. Across Canada and among the provinces, various tax and other incentives are in place to encourage the expanded production and use of biomass-based transportation fuels.

O2Diesel™ may be sold in Canada without obtaining any further approvals as long as sales are limited to centrally fueled fleets.

Various governmental approvals are required to sell O2Diesel™ in Brazil. These approvals are administered by two Brazilian agencies – ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2Diesel™ may be sold in Brazil. The Company has been advised that obtaining the approvals is neither costly nor time consuming. The Company plans to submit applications to each agency in April 2004 and we believe we may obtain approval in approximately two months. Prior to receiving these approvals, we may only sell our additive product to the sugar millers in Brazil.

Effect of existing or probable governmental regulations:

Regulations may affect new motor fuel products by raising barriers to entry (thus keeping out untested products that lack proof of claims for performance) or by providing incentives for products that help achieve public policy goals.

O2Diesel began an intensive testing program in 1999 which will continue through 2004. For the most part, this testing is designed to provide proof to federal, state and local regulatory bodies that O2Diesel™ has a positive impact in reducing emissions that contribute to ground-level ozone in urban areas, and that it will reduce toxic particulate matter emissions. These same agencies may provide incentives for the use of such products in cases where the benefits of using the products can be verified (see California ARB discussion, above).

Regulations for motor fuels may have the effect of limiting competition from products that cannot prove their claims to regulators, while giving others that can an advantage in the marketplace. Moreover, the availability of federal, state and local incentives to encourage the use of verified products helps make O2Diesel™ a cost-effective fuel for fleets seeking to comply with tougher new air quality regulations. As an example of some of these incentives, the U.S. government permits a reduction in excise tax for diesel fuel blended with ethanol, provided that ethanol makes up at least 10% of the blended fuel. Texas allows a motor fuel tax reduction for the use of ethanol. If used in the mandated proportions, O2Diesel™ may qualify for these tax reductions.

The Company is not aware of any incentives for the use of its additive or fuel in Brazil.

Estimate of the amount of time spent during each of the last two fiscal years on research and development activities:

O2Diesel has an agreement with Cognis for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Under the terms of this agreement, O2Diesel is not required to incur any research and development expenditures, but we are required to share equally in all of the legal costs to prepare, file and maintain all patent applications and issued patents.

Costs and effects of complying with environmental laws:

O2Diesel is faced with very few costs for it to comply with environmental laws and regulations. However, we have incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. In the case of O2Diesel™, many of the tests required by the U.S. government have been funded by governmental appropriations. In 2003 alone, O2Diesel spent about $160,000 to complete Tier 1 tests, of which approximately 80% was funded by government appropriations. For a more detailed description of government appropriations, see note 3 to the Financial Statements on page F-9. An additional $170,000 was incurred by the Company to obtain our California ARB verification, but none of this cost was funded by government appropriations or grants. In 2004, the Company’s testing budget may reach $2.0 million to obtain both ARB and EPA verification for the broadest possible array of engine families and uses, combined in some cases with state-of-the-art exhaust after treatment technologies. The Company believes that approximately 80% of the costs to conduct these tests may be funded by appropriations from U.S. government agencies such as the Department of Energy and the Department of Defense.

O2Diesel has participated in tests in Canada with various government and quasi-government agencies to verify the emissions of our product in bus fleets as well as for use with diesel exhaust after treatment technologies.

The Company anticipates having to incur about $120,000 for various tests in Brazil during 2004 to insure that the use of O2Diesel™ conforms to the country’s environmental laws and regulations.

Employees:

O2Diesel has 15 employees, all of whom are employed on a full-time basis. As of the date of this report, the Company had 12 full-time employees in the U.S. and 3 full-time employees in Brazil.

(c) Reports to Security Holders:

We are currently subject to the reporting requirements of the Securities Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (the “SEC”). In addition, we will upon request, furnish shareholders with annual reports containing audited consolidated financial statements certified by our independent accountants and interim reports containing unaudited consolidated financial information. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to O2Diesel Corporation, Attention: Investor Relations, 100 Commerce Drive, Suite 301, Newark, DE 19713, telephone 302-266-6000. Our web site is www.o2diesel.com.

For further information with respect to us, reference is made to all other reports and information that we have filed with the SEC, which may be inspected and copied at the public reference facilities of the SEC in Washington D.C. Copies of such material can be obtained from the Public Reference Section of the SEC, 450 Fifth Street, NW, Washington, D.C. 20549, telephone 1-800-SEC-0330, at prescribed rates and are available on the World Wide Web at http://www.sec.gov. The SEC maintains information on this web site regarding reports, proxy and information statements and other information pertaining to issuers that file electronically with the SEC. Visitors to the site may access such information by searching the EDGAR database on the SEC’s web site.

Item 2. Description of Property

O2Diesel owns no real property. We rent 4,950 square feet of office space located at 100 Commerce Drive Suite 301, Newark, Delaware, 19713 under a five-year lease entered into in December 2003. This space serves as the corporate headquarters of the group. The aggregate cost of this office space over the lease term is $392,875, plus common area charges that will be billed annually to the Company.

In the first quarter of 2004, we rented office space of about 650 square feet in Sao Paulo, Brazil under a lease with a term of 18 months. In addition, the Company has rented an office in Rio de Janeiro located in the offices of the Brazilian company that owns 25% of O2Diesel’s Brazilian subsidiary.

The Company owns office equipment that cost approximately $115,000 and test equipment costing about $53,000, for a total of $168,000. Test equipment acquired in 2003, which cost about $51,000, was used in conjunction with carrying out a series of tests funded by U.S. government appropriations. However, under the terms of the contract, the cost of capital equipment must be borne by the Company. During 2003, the

Company acquired $91,600 of office furniture and equipment, of which about $65,000 was acquired in December 2003 when we moved to our new rented office facility in Newark, Delaware. The office furniture and fixtures acquired in 2003 consisted of computers and other related equipment and normal office furniture.

Item 3. Legal Proceedings

O2Diesel is not a party to any legal proceedings as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information:

Effective May 16, 2001, the Company’s shares of common stock were accepted for quotation on the National Association of Securities Dealers Over-the-Counter Bulletin Board (“OTC-BB”) quotation service. The Company’s common stock now is identified by the symbol “OTOD.OB”

The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per share common stock bid prices by quarter for the fiscal years ended December 31, 2003 and December 31, 2002:

Quarter Ended	High (1)	Low (1)
December 31, 2003	$3.71	$3.35
September 30, 2003(2)	3.52	1.20
June 30, 2003	1.20	1.01
March 31, 2003	1.20	1.15
December 31, 2002	1.95	1.15
September 30, 2002	1.25	1.15
June 30, 2002	1.95	1.50
March 31, 2002	1.95	1.85

(1)	Source of Information: Reuters
(2)	First quarter ended after July 15, 2003 Transaction with AAE Technologies International Plc.

Holders Of Common Equity:

As of March 26, 2004, there were 28,969,772 shares of our common stock outstanding, held by 203 stockholders of record.

Dividends;

To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities:

As part of the Offer, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the “Follow-On Private Placement”). As of March 26, 2004, 1,085,784 shares have been subscribed to under the Follow-On Private Placement and the Company has collected proceeds totaling $1,364,175. The common stock offered in the Follow-On Private Placement was not publicly offered and instead was sold to private investors. There was no underwriter involved in the Follow-On Private Placement. The sales of common stock under the Follow-On Private Placement that were completed in non-U.S. transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933. The sales of common stock under the Follow-On Private Placement to accredited U.S. investors were exempt pursuant to Regulation D promulgated under the Securities Act of 1933.

As disclosed in our current report on Form 8-K filed with the SEC on March 12, 2004 and incorporated herein by reference, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of O2Diesel Series A 0% Convertible Preferred Stock, par value $.0001 (“Series A Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series A Purchaser”) dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A Preferred Stock. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of approximately $3,200,000. The sale of the Series A Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

The Series A Preferred Stock is convertible into the Company’s common stock at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In no event will the Series A Purchaser receive more than approximately 4,395,604 nor less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is subject to a two-year restriction on transfer. The Series A Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series A Purchaser are filed as exhibits to this report and incorporated herein by reference.

On March 12, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of O2Diesel Series B 0% Convertible Preferred Stock, par value $.0001 (“Series B Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series B Purchaser”) dated as of March 29, 2004, the Company issued to the Series B Purchaser, 750,000 shares of Series B Preferred Stock. The offering resulted in gross proceeds to the Company, prior to the deduction of fees and commissions, of approximately $3,000,000. The sale of the Series B Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

The Series B Preferred Stock is convertible into the Company’s common stock at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In no event will the Series B Purchaser receive more than approximately 4,109,589 nor less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock. The Series B Preferred Stock is subject to a two-year restriction on transfer. The Series B Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series B Purchaser are filed as exhibits to this report and incorporated herein by reference.

Item 6. Plan Of Operation

Business Plan:

The Company is classified as a development stage company as shown on our audited consolidated financial statements for the year ended December 31, 2003. In 2004, the Company expects to begin the sale of O2D05 additive and O2Diesel™ in sufficient volumes to cause the Company’s status as a development stage company. During 2004, we intend to devote our efforts to generating sales to our targeted customers in the U.S., Canada and Brazil, as well as improving our logistics network for the delivery of our products. In addition, we will continue a series of product tests and demonstrations that relate directly to our sales efforts and to the needs of our targeted customers.

United States and Canada:

Initially, our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:

•	Current and projected size of diesel fuel consumption;

•	High-population centers under strict air quality regulations;

•	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

•	Off-road construction equipment;

•	Diesel equipment used by Port facilities and in large-scale mining operations; and

•	Marketing opportunities centered on public policy and positive environmental image.

In the U.S., O2Diesel’s initial sales and marketing efforts will be focused on the states of Texas and California, as well as the northeastern states of New York, New Jersey and Connecticut. Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces. Our sales force will identify potential customers that fit the profile for use of O2Diesel products. In addition, our marketing partner, Octel-Starreon will assist us in our sales efforts, and will also provide laboratory and other technical assistance, including a quality control function.

In selling into the U.S. and Canadian markets, the Company faces several challenges, almost all centered around the logistics of delivering O2Diesel™ to potential customers. O2Diesel has devised a parallel strategy to meet these challenges.

Under the first element of our strategy, we intend to sign distribution agreements with major jobbers, who in turn have centrally fueled fleets as their customers. We have signed distribution agreements with two jobbers in California. O2Diesel plans to sell additive to the jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. O2Diesel plans to have the jobbers blend the additive and ethanol with diesel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each customer will be to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff plans to work closely with each customer in the process of purchasing and installing flame arrestors in all customer vehicles. In some cases, O2Diesel will be responsible for sourcing and installing the flame arrestors and in other cases the Company will have an oversight role.

As part of the second leg of O2Diesel’s strategy, O2Diesel’s sales force, working with Octel, plans to market and sell O2Diesel™ directly to companies, government municipalities and others that operate large centrally fueled fleets. These may include large truck and bus fleets, construction and mining companies as well as port facilities, railroads, agricultural users, and the military. In these cases, O2Diesel will likely be responsible for all logistics required to deliver O2Diesel™ to the customer. To achieve this end, O2Diesel intends to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additive for delivery to a customer’s central fueling location. O2Diesel plans to purchase the ethanol and supply additive and, in some cases, we may even purchase diesel fuel. In the process of transitioning a customer’s fleet to O2Diesel™, the Company needs to put in place the logistical support to insure that fuel is delivered on a timely basis. In this regard, O2Diesel is seeking to create a network of transportation providers. With large fleet type customers, O2Diesel’s technical staff will work closely with the customer in all facets for preparing the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging tank cleaning and filtering systems as necessary as well as either purchasing and installing flame arrestors or assisting the customer to do so.

In Brazil, O2Diesel plans to target customers similar to those in the U.S. However, in Brazil, we plan to establish our own sales force without seeking a formal alliance with a local company active in the fuels or additive industries. The Company has joined with a large, well established commodity firm that trades in sugar and alcohol. This company owns 25% of O2Diesel’s Brazilian subsidiary. O2Diesel has targeted some of Brazil’s largest sugar growers and millers as potential customers for O2Diesel™, and we hope that our equity partner will play a significant role in selling to this sector.

The fuel distribution system is more concentrated in Brazil than it is in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors who can deliver and distribute O2Diesel products in Brazil. Failure to attract one or more distribution partners would likely set back the Company’s timetable for achieving market penetration in Brazil.

Cash Requirements:

Based on current projected levels of operations and expenditures, the Company may need to raise additional funds over the next twelve months. Subsequent to December 31, 2003, the Company has completed two financings in which the Company issued newly-created preferred stock in exchange for approximately $5.8 million, net of expenses. To date, the Company has not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs. This overdraft facility was repaid and cancelled during 2003. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. The Company has favorable trade terms with our supplier of additive. Under these terms, the Company expects to be able to purchase and sell our additive product and match the receipt of sales proceeds with payment for our additive inventory.

There are two significant risks that may affect the Company’s ability to adequately meet its cash needs and cash projections. First, there is what is described as the flame arrestor matter. As part of the process by which O2Diesel ™ was approved for sale in California, the California ARB set a number of conditions that must be adhered to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel ™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. The Company has not obtained sufficient experience with purchasing and fitting flame arrestors to vehicles and storage tanks in the U.S. to be able to accurately project the cost and time of completing this task. Moreover, there is insufficient history for the Company to be able to predict with certainty the manpower required to accomplish this work.

The second concern relates to the logistics issues for large fleets that are direct customers of the Company in the U.S., Canada and Brazil. To date, the Company has not completed the required logistics arrangements to finalize the necessary infrastructure to insure that we can purchase and blend ethanol with our additive and then arrange for the timely delivery of O2Diesel™ to potential customers.

Given our projected level of expenses, the cash on hand, the continuation of favorable trade terms from our major supplier and the $5.8 million raised in March 2004, the Company believes we will have sufficient cash to fund our operations for the remainder of 2004. However, additional funding may be needed if the Company is unable to successfully manage the flame arrestor issue and to establish adequate financial and logistics arrangements to insure the timely delivery of O2Diesel™. If one or both of these issues are not resolved in a satisfactory and timely manner, there can be no assurance that the Company will have sufficient operating capital to carry out our business plan. Moreover, there can be no assurance that the Company will be successful in our efforts to raise additional funds. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. As of the date of this report, the Company has generated only $12,204 in sales and has only minimal orders for either O2D05 or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may vary significantly in ways that could negatively impact the operations and cash position of the Company.

Research & Development:

O2Diesel has an agreement with Cognis for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Under this agreement, O2Diesel has worldwide rights to market and sell the additive products and Cognis has the worldwide rights to manufacture such products. Under the terms of this agreement, O2Diesel is not required to incur any research and development expenditures, but we are required to share equally in all of the legal costs to file and maintain all patent applications and issued patents.

O2Diesel is responsible for the costs of testing O2Diesel products. To date, these tests have generally been specific to the jurisdictions in which the Company intends to do business. In the ensuing twelve months, the Company expects to pursue an ambitious program of testing O2Diesel products both in the laboratory and in field trials. In 2004 the Company intends to carryout the necessary testing to obtain both ARB and EPA verifications for the broadest possible array of engine families and uses. Completion of these tests should further validate the benefits of using O2Diesel™, and should assist in the marketing of the product. The costs to complete these tests could reach as much as $2.0 million. Based on government funding that has been received and additional government funding that the Company believes may be appropriated for these specific purposes, the Company estimates that 80% or more of the costs for such laboratory tests and field trials may be funded by U.S. government agencies such as the Department of Energy and the Department of Defense. For a more detailed explanation, see Note 3 to the Financial Statements on page F-9.

In Brazil, we expect to spend about $120,000 in 2004 on testing protocols to insure that our additive and fuel complies with the federal government’s fuel and environmental laws and regulations.

Employees:

At present, O2Diesel has 15 full-time employees of which 12 are in the U.S. and 3 are in Brazil. The Company has no part-time employees. For the remainder of the year, the Company plans to add 10 full-time employees in the U.S. and 5 in Brazil which would bring our total employee count to 30 by the year-end. In the U.S., the Company plans to hire 2 persons in management positions for business planning and logistics, respectively, 1 in sales, 3 as technical representatives, 1 for government grants, 1 for logistics and 2 in accounting. Of the 5 new staff planned for Brazil, the Company anticipates that 1 will work in logistics, 2 in sales, 1 in technical services and 1 in office administration.

Item 7. Consolidated Financial Statements

The Company’s consolidated financial statements are filed with and begin on page F-1 of this report.

Item 8. Changes in Accountants

As a result of the July 15, 2003 transaction in which the Company acquired AAE Technologies International Plc, and the subsequent relocation of O2Diesel’s management from Canada to the United States, it became necessary to replace the principal accountants of both O2Diesel Corporation and AAE Technologies International Plc. The former principal accountants for both companies were foreign accounting firms. O2Diesel’s former principal accountants, Manning Elliott are based in Canada. Manning Elliott informed the Company that, because of existing SEC guidelines that are unique to Canadian firms, Manning Elliott could not render an opinion on the Company’s consolidated financial statements unless the management and control of the registrant remained in Canada. AAE Technologies International Plc’s former principal accountants, Cremin McCarthy & Co. are based in Dublin, Ireland and are not qualified to render opinions on financial statements prepared under U.S. GAAP. Both Manning Elliott and Cremin McCarthy resigned as the principal accountants of O2Diesel Corporation and AAE Technologies International Plc, respectively. Both firms provided a letter to the Company in which each firm affirmatively stated that their reports on each company’s respective financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of each company by their former principal accountants, each accounting firm also affirmatively declared that for the relevant periods, there were no disagreements for any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of either firm would have caused that firm to make reference to the matter in their report.

The resignation of each firm of principal accountants was reported by the Company on a Form 8K filed on February 4, 2004, and is incorporated herein by reference.

On January 28, 2004, the Company’s Board of Directors approved the engagement of Ernst & Young LLP to audit and report on the 2003 consolidated financial statements of the Company as well as to review the Company’s financial information before we file our Form 10-KSB for 2003 and Forms 10-QSB for 2004.

Item 8A. Controls and Procedures

O2Diesel, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company determined that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons

The information for Item 9 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

Item 10. Executive Compensation

The information for Item 10 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information for Item 11 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information for Item 12 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

Item 13. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

EXHIBIT INDEX

3.1(1)	Articles of Incorporation
3.2(3)	Articles of Amendment to change the Company’s name to O2Diesel Corporation (previously filed as Exhibit 1)
3.3(1)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2(1)	Stock Subscription Agreement
4.3(2)	$100,000 Promissory Note
10.1(1)	License Agreement
10.2(1)	Assignment of License
10.3(4)	Support Agreement (previously filed as Exhibit 1)
10.4(4)	Indemnity Escrow Agreement (previously filed as Exhibit 2)
10.5(4)	Option and Escrow Agreement (previously filed as Exhibit 3)
10.6(4)	Contribution and Cancellation Agreement (previously filed as Exhibit 4)
10.7(4)	Waiver Agreement (previously filed as Exhibit 5)
10.8(4)	Loan Agreement (previously filed as Exhibit 6)
10.9(4)	Form of Convertible Note (previously filed as Exhibit 7)
10.10(4)	Form of Employment Agreement between O2Diesel and Alan Rae (previously filed as Exhibit 8)
10.11(4)	Form of Employment Agreement between O2Diesel and David Koontz (previously filed as Exhibit 9)
10.12(4)(5)	Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)
10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture
10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board (previously filed as Exhibit 10.13)
10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003 (previously filed as Exhibit 10.14)

Exhibit Number	Description
16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004
16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith)
32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (filed herewith)
99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004
99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004
99.3	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004 (filed herewith)
99.4	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004 (filed herewith)

(1) Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 29, 2002 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company’s current report on Form 8-K on June 9, 2003 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003 and incorporated herein by reference.
(5) O2Diesel applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(6) Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003 on August 14, 2003 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003 on November 19, 2003 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company’s current report on Form 8-K on February 6, 2004 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004 and incorporated herein by reference.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Services

The information for Item 14 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2DIESEL CORPORATION
By:	/s/ Alan R. Rae

Alan R. Rae
Chief Executive Officer and Director
March 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ Alan R. Rae Alan R. Rae	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ David L. Koontz David L. Koontz	Chief Financial Officer, Treasurer & Secretary (Principal Financial and Accounting Officer)	March 30, 2004
/s/ Anthony Dean Smith Anthony Dean-Smith	Director	March 30, 2004
/s/ Karim Jobanputra Karim Jobanputra	Director	March 30, 2004
/s/ Hendrick Rethwilm Hendrik Rethwilm	Director	March 30, 2004

02DIESEL CORPORATION
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Auditors	F-1

Consolidated Balance Sheet as of December 31, 2003	F-2

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from October 14, 2000 (inception) through December 31, 2003	F-3

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the period from October 14, 2000 (inception) through December 31, 2003	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from October 14, 2000 (inception) through December 31, 2003	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Auditors

To The Board of Directors and
Shareholders O2Diesel Corporation

We have audited the accompanying consolidated balance sheet of O2Diesel Corporation (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2003, and for the period October 14, 2000 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O2Diesel Corporation at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, and for the period October 14, 2000 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 30, 2004

O2Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$1,084,876
Restricted cash	750,000
Accounts receivable	12,204
Due from related parties	65,309
Other receivables	276,659
Inventory	57,988
Prepaid expenses and deposits	81,380

Total current assets	2,328,416
Furniture and Equipment
Office furniture and equipment	115,948
Fuel and test equipment	52,731

168,679
Less accumulated depreciation	(29,296)

139,383

TOTAL ASSETS	$2,467,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$529,923
Accrued expenses	884,078
Due to related party	29,642
Deferred grants	65,872
Other current liabilities	54,339

Total current liabilities	1,563,854
STOCKHOLDERS’ EQUITY
Preferred stock: par value $0.0001; 20,000,000 preferred shares authorized and none issued
Common stock: par value of $0.0001; 100,000,000 shares authorized; 28,080,372 issued and outstanding	2,808
Common stock subscribed — 754,900 shares	1,132,350
Additional paid-in capital	11,745,765
Subscriptions receivable	(180,000)
Accumulated other comprehensive income	101,128
Deficit accumulated during the development stage	(11,898,106)

Total stockholders equity	903,945

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,467,799

See notes to consolidated financial statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			October 14, 2000
			(inception)
	Year Ended December 31,		through
	2003	2002	December 31, 2003
Revenue	$12,204	$—	$12,204
Expenses:
Cost of goods sold	11,271	—	11,271
Selling and marketing	980,780	228,115	2,749,542
Product testing and government grants, net	106,478	380,965	629,236
General and administrative	3,187,345	1,406,392	8,919,161

Total operating expenses	4,285,874	2,015,472	12,309,210

Operating loss	(4,273,670)	(2,015,472)	(12,297,006)
Other income (expense):
Interest expense	(41,813)	(47,172)	(90,523)
Interest income	3,817	9,365	13,182
Foreign currency gain (loss), net	15,692	97,228	64,618
Other income, net	17,469	296,814	265,981

Total other income (expense)	(4,835)	356,235	253,258

Loss before provision for income taxes	(4,278,505)	(1,659,237)	(12,043,748)
Provision (benefit) for income taxes	(48,209)	53,566	(145,642)

Net loss	$(4,230,296)	$(1,712,803)	$(11,898,106)

Net loss per share (basic and diluted)	$(0.20)	$(0.12)	$(0.76)

Weighted average shares of common stock outstanding	52,614,550	67,541,451	57,802,044
Recapitalization resulting from the AAE Technologies International Plc acquisition	(31,655,936)	(52,781,519)	(42,143,061)

Weighted average shares of common stock outstanding - giving effect to the recapitalization	20,958,614	14,759,932	15,658,983

See notes to consolidated financial statements

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
October 14, 2000 (Inception)through December 31, 2003

							Deficit
							Accumulated
						Accumulated	During	Total
	Common Stock		Common Stock	Additional Paid - In	Subscription	Other Comprehensive	the Development	Stockholders' Equity
	Shares	Amount	Subscribed	Capital	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)	—	$—	$—	$—	$—	$—	$—	$—
Common stock issued in exchange for interest in wholly owned subsidiaries	43,008,772	430,088	—	3,603,415	—	—	(4,138,684)	(105,181)
Common stock issued at various dates in 2001	24,181,038	241,810	—	1,268,031	—	—	—	1,509,841
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(4,476)	—	(4,476)
Net loss	—	—	—	—	—	—	(1,406,709)	(1,406,709)

Balance at December 31, 2001	67,189,810	671,898	—	4,871,446	—	(4,476)	(5,545,393)	(6,525)
Common stock issued at $0.225 per share issued on various dates in 2002	703,282	7,033	—	515,657	—	—	—	522,690
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(74,085)	—	(74,085)
Net loss	—	—	—	—	—	—	(1,712,803)	(1,712,803)

Balance at December 31, 2002	67,893,092	678,931	—	5,387,103	—	(78,561)	(7,258,196)	(1,270,723)
Common stock issued at various dates in 2003	555,556	5,556	—	119,444	—	—	—	125,000
Common Stock issued for consulting services	200,000	2,000	—	43,000	—	—	—	45,000
Common Stock issued for remaining interest in subsidiaries on July 15, 2003	4,356,371	43,562	—	46,323	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates in 2003	8,670,881	86,709	—	1,131,595	—	—	—	1,218,304
Recapitalization resulting from the AAE acquisition on July 15, 2003	(56,928,861)	(814,283)	—	814,283	—	—	—	—
Issuance of common stock at $1.50 per share on various dates during 2003	3,333,333	333	—	4,999,667	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	1,132,350	—	(180,000)	—	—	952,350
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	179,689	—	179,689
Net loss	—	—	—	—	—	—	(4,230,296)	(4,230,296)

Balance - December 31, 2003	28,080,372	$2,808	$1,132,350	$11,745,765	$(180,000)	$101,128	$(11,898,106)	$903,945

See notes to consolidated financial statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended December 31,		October 14, 2000 (inception) through
	2003	2002	December 31, 2003
Cash flows from operating activites
Net loss	$(4,230,296)	$(1,712,803)	$(11,898,106)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	17,936	31,699	85,023
Amortization	—	—	7,786
Write off of patent		337,329	337,329
Common stock issued for consulting services	45,000	—	45,000
Write off of equipment	1,538	—	1,538
Changes in operating assets and liabilites:
Accounts receivable	(12,204)	—	(12,204)
Due from related parties	(35,667)	549,775	(35,667)
Other receivables	(220,885)	(30,429)	(276,659)
Inventory, prepaid expenses and other current assets	(2,200)	(133,283)	(139,368)
Accounts payable	(5,507)	265,676	529,923
Accrued expenses	626,905	161,082	884,078
Deferred grants	65,872		65,872
Other current liabilities	54,339	(1,114,646)	54,339

Cash flows used in operating activities	(3,695,169)	(1,645,600)	(10,351,116)

Cash flows from investing activities
Restricted cash	(750,000)	—	(750,000)
Purchase of furniture and equipment	(142,590)	(23,858)	(225,944)
Purchase of patent	—	—	(345,115)

Cash flows used in investing activities	(892,590)	(23,858)	(1,321,059)

Cash flows from financing activities
Net proceeds from issuance of common stock	3,847,775	522,690	10,323,423
(Repayments) borrowings of bank debt.	1,526,032	806,468	2,332,500

Cash flows provided by financing activities	5,373,807	1,329,158	12,655,923

Effect of exchange rates on cash	179,689	(74,085)	101,128

Increase (decrease) in cash	965,737	(414,385)	1,084,876
Cash at beginning of period	119,139	533,524	—

Cash at end of period	$1,084,876	$119,139	$1,084,876

Cash at end of period

Supplemental Disclosures:
Cash paid for interest	$42,000	$47,000	$89,000
Cash paid for income taxes	$—	$—	$—
Conversion of bridge loan into common stock	$2,332,500	$—	$2,332,500

Common stock subscribed	$180,000	$—	$180,000

Common stock issued in exchange for interest in subsidiaries	$319,729	$—	$424,910

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

1. The Company and Basis of Presentation

O2 Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition of ethanol as an oxygenate to these fuels. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending 02D05 with ethanol and various grades of diesel fuel in turn creates a proprietary clean burning fuel called O2DieselTM. To date, the Company’s operations have been primarily focused on raising capital, performing product tests and demonstrations, and bringing its product to market.

O2Diesel Corporation’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (AAE). On July 15, 2003, O2Diesel Corporation acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2 Diesel Corporation for all periods presented.

In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million is being used to fund the ongoing developmental activities of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

Restricted cash consists of cash held by the Company that is to be released based on the timing set forth in documents to the July 15, 2003 transaction, which provided for the release of the restricted funds in equal amounts on two dates – October 15, 2003 and January 15, 2004. Such funds were released on these dates.

Concentration of Credit Risk and Allowance for Doubtful Accounts

Due to the limited volume of sales, concentrations of credit risk with respect to accounts receivable are limited. No allowance for doubtful accounts receivable was deemed necessary at December 31, 2003.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories, consisting of fuel held at a third party location, are stated at the lower of cost as determined using the first in, first out (FIFO) method or market value.

Furniture and Equipment Depreciation

Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of furniture and equipment are as follows:

Office furniture and equipment	3 to 5 years
Fuel and test equipment	5 years

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” was issued in August 2001 and adopted by the Company on January 1, 2002. In accordance with SFAS No. 144, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial Instruments

The carrying value of cash, restricted cash, accounts receivable, due to/from related parties, and accounts payable approximate fair value due to the relatively short maturity of these instruments.

Revenue Recognition

Revenue from the sales of product by the Company is recognized and recorded upon the passage of title of the product to the customer. Sales of the Company’s product will also be made by its exclusive sales agent for the United States and Canada. On these sales, the Company will be paid a share of the gross profit realized from each sale to the end user. The Company will record revenue earned in these cases upon notification of a completed sale to the end user.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

2. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $1,941 for the year ended December 31, 2003 and for the period October 14, 2000 (inception) through December 31, 2003.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $500,000 for the year ended December 31, 2003 and for the period October 14, 2000 (inception) to December 31, 2003, respectively. There were no advertising expenditures prior to 2003.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Test and Demonstration Appropriations

The Company receives appropriations from governmental agencies to fund its product testing and demonstration programs. The Company evaluates the conditions of the appropriation and either increases revenue, decreases expenses or reduces the cost of furniture and equipment depending upon the attributes of the underlying grant. Appropriations are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received.

Net Loss Per Common Share (basic and diluted)

Basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the if-converted method. Diluted net loss per share excludes all potential dilutive common shares if their effect is anti dilutive. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net loss and net loss per share would not have been materially different.

Income taxes

Income taxes are accounted for using the liability method whereby deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign Currency Translation

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining consolidated net income (loss). As of December 31, 2003, other comprehensive income included $101,128 of cumulative income from foreign currency translation.

Segment Reporting

The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.

3. Government Appropriations

Appropriation from the Department of Energy:

In 2002, Company received an appropriation of $1,107,734 from the U.S. Department of Energy (DOE) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until November 30, 2004. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of December 31, 2003, the Company incurred costs of $646,856 towards completion of the contract, leaving a balance of $460,878 in costs to complete the contract. From the inception of the contract in December 2002 through December 31, 2003, the Company billed NREL $517,485 of which $184,850 is included in other receivables as of December 31, 2003.

Appropriation from the Department of Defense:

In 2003, the Company received an appropriation of $1,000,000 from the Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada . Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

3. Government Appropriations (continued)

for work done are treated as a reduction to expense over the period earned. The period of performance for this program runs from October 7, 2003 to December 31, 2004. As of December 31, 2003, the Company incurred costs of $29,976 leaving a balance of $770,024 in costs to complete the program. At December 31, 2003, the Company had achieved one milestone and billed $80,000 related to its appropriation which is included in other receivables.

4. Impairment of Intellectual Property Rights

Prior to the fourth quarter of 2002, the Company was pursuing the marketability of a technology it had acquired for $424,659. In December 2002, the Company decided that the related product was no longer commercially viable and would no longer be pursued. As a result, it was determined that the intangible asset was not recoverable as there was no alternative market for the technology. Accordingly, the net book value of $345,115 was charged to general and administrative expenses during the quarter ended December 31, 2002.

5. Other Receivables

Other receivables consisted of the following at December 31, 2003:

NREL Appropriation	$184,850
Reimbursement due from Cognis	11,809
CTC Appropriation	80,000

$276,659

6. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2003:

Legal and professional fees	$728,984
Other	105,094
Marketing	50,000

$884,078

7. Deferred Financing and Business Acquisition Costs

During 2003, Management began the public listing process on the Alternative Investment Market (AIM) in London, England. All legal accounting and other related costs incurred in connection with the AIM listing were capitalized as deferred financing costs. In December 2003, management determined that the Company would terminate its plan to seek an AIM listing. Accordingly, deferred financing costs of $517,000, were charged to expense for the year ended December 31, 2003.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

8. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses in each year. The income tax provision (benefit) reflected in the accompanying consolidated statement of operations is the current (benefit) expense recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2003 are as follows:

Net operating loss carryforwards	$1,455,000
Accrued professional fees	210,000
Advertising costs	127,000
Accrued expenses and deferred revenue	79,000

Total deferred tax assets	1,871,000
Valuation allowance	(1,871,000)

Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At December 31, 2003, the Company had Federal and state net operating loss carryforwards of approximately $3.6 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of December 31, 2003, the Company had an Irish net operating loss carryforward of approximately $60,000, which can be carried forward indefinitely.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

9. Stockholders’ Equity

Recapitalization

On July 15, 2003, O2Diesel Corporation and AAE Technologies International Plc (AAE) entered into a merger transaction whereby O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for the issuance of 17,847,039 shares of common stock of O2Diesel. Although O2Diesel was the legal acquirer, AAE was deemed to be the accounting acquirer. The transaction was accounted for as an AAE capital transaction, accompanied by a recapitalization.

As a result of the transaction, the historical financial statements AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically:

•	The historical stockholders’ equity of AAE prior to the transaction has been effected for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital;

•	The accumulated deficit of AAE has been carried forward after the transaction; and

•	The loss per share for all periods prior to the transaction has been restated to reflect the number of equivalent common shares received by AAE in the transaction.

The pro-forma results of the combined companies have not been reflected herein because O2Diesel was a non-operating public shell prior to the merger and thus would not have had a material impact on the consolidated results of operations of the Company.

There were no stock options or warrants outstanding at the time of the transactions for either O2Diesel or AAE.

Subsequent Issuances of Common Stock

In connection with the merger between O2Diesel and AAE in July 2003, the Company completed a private placement of 3,333,333 shares of common stock at $1.50 per share. The private placement was partially effectuated through the issuance of a $4 million convertible note that was convertible into the Company’s common stock at $1.50 per share. In October 2003, the Company repaid $1,677,500 of the note and the $2,322,500 balance was converted into 1,548,333 shares of common stock. The remaining 1,785,000 shares of common stock issuable under the private placement were issued to other parties in exchange for cash proceeds of $2,677,500. The expenses associated with the merger and subsequent issuances of shares were $795,650 and they have been reflected as a reduction of paid-in capital.

During the later half of 2003, the Company received subscriptions for the issuance of 754,900 additional shares of common stock in conjunction with a follow-on private placement. The Company received $952,350 in gross proceeds related to the subscriptions for 634,900 shares and has recorded a subscription receivable of $180,000 related to the subscriptions for the remaining 120,000 shares. The shares are reflected as common stock subscribed in the accompanying financial statements as of December 31, 2003 because the shares had not been issued as of the balance sheet date. Subsequent to December 31, 2003, the Company received additional subscriptions for the issuance 330,884 additional shares of common stock at $1.50 a share and the private placement was closed.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

9. Stockholders’ Equity (continued)

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the subsidiary for $1.00 should certain sales targets be achieved. The warrant expires on July 10, 2006. To date, none of the sales targets have been achieved under the Agreement.

10. Related Party Transactions

A company controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. For the years ending December 31, 2003 and 2002 and for the period from October 14, 2000 (inception) through December 31, 2003 the Company paid $29,042, $27,330, and $101,966, respectively to the company controlled by the Chairman.

Included in receivables due from related parties at December 31, 2003 is $49,709 due from Directors for the individual tax liability in Ireland attributable to certain consultancy fees paid during 2003 and $15,600 related to travel advances made to certain employees.

Included in due to related party at December 31, 2003 is $29,640 payable to a stockholder for a non-interest bearing advance that had been made to the Company. The balance was paid in full subsequent to year end.

11. Commitments

Operating leases

The Company leases certain office equipment under agreements that are accounted for as operating leases. As at December 31, 2003, future minimum lease payments under non-cancelable operating leases expiring in 2008, were as follows:

2004	$77,040
2005	79,285
2006	81,530
2007	83,775
2008	78,680

Total	$400,310

Rent expense under the leases was $4,262 for the year ended December 31, 2003 and for the period October 14, 2000 (inception) through December 31, 2003. The leases did not exist prior to 2003.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2003

11. Commitments (continued)

Options

The Company has commitments to grant to certain of its Officers and Directors options to purchase 4.4 million shares of the Company’s Common Stock at $1.50 per share. The options will vest over three years and will expire 10 years from the effective date. These options will not be issued until the Company’s proposed stock incentive plan has been approved by the stockholders. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

12. Subsequent Events

In March 2004, the Company approved the designation of two new series of preferred shares. The new preferred shares, which consists of one million four hundred thousand (1,400,000) shares of Preferred Stock, is Series A and B 0% Convertible Preferred Stock (the “Series A Preferred Stock” and “Series B Preferred Stock”) each with a stated value of ten dollars ($10.00) per share. Subsequent to approving the new Series A and Series B Preferred Stock, the Company immediately completed a transaction with a publicly traded investment trust on the London Stock Exchange in which it received approximately $3.1 million in exchange for 800,000 shares of its Series A Preferred Stock. Further the Company has signed an agreement to issue an additional 750,000 shares of Series B Preferred Stock to this investment trust for $2.7 million effective March 29, 2004.

During 2003, the Company began the process to establish a company to carry on business in Brazil. A Brazilian Holding Company was reserved for O2Diesel and its Articles of Incorporation were registered in Brazil on December 9, 2003. In the first quarter of 2004, the name of the Company was changed to O2Diesel Quimicos Ltda (Quimicos). and steps were taken to qualify Quimicos to do business in Brazil. Brazilian legal counsel has advised that all registration requirements, which are necessary to legally conduct business in Brazil, should be completed by the end of March 2004. To date, no capital has been paid in for the quotas (shares) of Quimicos. O2Diesel will purchase 75% of Quimicos’ shares for approximately $12,500. A local Brazilian company will purchase 24.9% of the company’s shares for approximately $4,166 and the manager of Quimicos will purchase I share. The stated capital of Quimicos is R$50,000, which is equivalent to approximately $16,667. In 2004, Quimicos was permitted to open a bank account and to enter into an intercompany loan agreement with O2Diesel Corporation. The Loan agreement was approved by the Brazilian monetary authorities on February 20, 2004. Following the approval of the loan agreement, O2Diesel transferred $120,000 to Quimicos to allow it to pay legal fees, start up costs and to continue the process of qualification to carry on business in Brazil.

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(3)	Articles of Amendment to change the Company’s name to O2Diesel Corporation (previously filed as Exhibit 1)
3.3(1)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2(1)	Stock Subscription Agreement
4.3(2)	$100,000 Promissory Note
10.1(1)	License Agreement
10.2(1)	Assignment of License
10.3(4)	Support Agreement (previously filed as Exhibit 1)
10.4(4)	Indemnity Escrow Agreement (previously filed as Exhibit 2)
10.5(4)	Option and Escrow Agreement (previously filed as Exhibit 3)
10.6(4)	Contribution and Cancellation Agreement (previously filed as Exhibit 4)
10.7(4)	Waiver Agreement (previously filed as Exhibit 5)
10.8(4)	Loan Agreement (previously filed as Exhibit 6)
10.9(4)	Form of Convertible Note (previously filed as Exhibit 7)
10.10(4)	Form of Employment Agreement between O2Diesel and Alan Rae (previously filed as Exhibit 8)
10.11(4)	Form of Employment Agreement between O2Diesel and David Koontz (previously filed as Exhibit 9)
10.12(4)(5)	Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)
10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture
10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board (previously filed as Exhibit 10.13)
10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003 (previously filed as Exhibit 10.14)
16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004
16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004
31.1	Rule 13a-14(a) Certification by Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a) Certification by Chief Financial Officer (filed herewith)
32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 (filed herewith)
99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004
99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004
99.3	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004 (filed herewith)
99.4	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004 (filed herewith)

(1) Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 29, 2002 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company’s current report on Form 8-K on June 9, 2003 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003 and incorporated herein by reference.
(5) O2Diesel applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(6) Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003 on August 14, 2003 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003 on November 19, 2003 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company’s current report on Form 8-K on February 6, 2004 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004 and incorporated herein by reference.