Form 10KSB/A
period 2003-12-31
O2DIESEL CORP
filed 2004-04-29
CIK 1117458

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Amendment No. 1)

(Mark one)

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

[  ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition Period from            to             .

Commission file number: 000-32217

O2Diesel Corporation

(Name of small business issuer in its charter)

Washington	91-2023525

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Commerce Drive Suite 301 Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (302) 266-6000

Securities registered under Section 12(b) of the Act: None

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

—             —

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer’s revenues for its most recent fiscal year: $12,204

The aggregate market value of the voting stock held by non-affiliates of the registrant on April 21, 2004, computed by the average bid and asked price as of April 21, 2004, at which the stock was sold, was $89,260,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 21, 2004, the registrant had 29,049,772 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [  ] No [X]

EXPLANATORY NOTE:

This Amendment No. 1 to the Form 10-KSB for the fiscal year ended December 31, 2003 for O2Diesel Corporation (the “Company”) reflects the addition of the information required by Part III of Form 10-KSB, which was omitted in reliance on General Instruction E(3) thereto. We have made no further changes to the previously filed Form 10-KSB. Except as otherwise specifically noted, all information in this Form 10-KSB/A is as of December 31, 2003 and does not reflect any subsequent information or events.

INDEX TO
AMENDMENT NUMBER 1 TO ANNUAL REPORT ON FORM 10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2003

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability of O2Diesel to effectively integrate the business of AAE Technologies International Plc into its operations and successfully compete in the fuel additive and fuel distribution business.

O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel’s management as well as on assumptions made by and information currently available to O2Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of its products and failure to capitalize upon access to new markets. O2Diesel disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the Company’s executive officers and directors as of April 21, 2004:

Name	Age	Position
Alan R. Rae	45	President, Chief Executive Officer and Director
David L. Koontz	61	Chief Financial Officer, & Secretary and Director
Anthony Dean-Smith	71	Chairman
Karim Jubanputra	40	Director
Hendrik Rethwilm	39	Director
Richard J. Roger	44	Director

Alan R. Rae has been President, Chief Executive Officer and a Director of the Company since July 15, 2003. Mr. Rae joined the AAE Technologies group of companies in 1997, and has served as a Director and an executive of several companies within the group. In August 1999, he became a Director and President of AAE Technologies, Inc. (now O2Diesel Inc.), and in October 2000 became a Director and Chief Operating Officer of AAE Technologies International PLC and continues to hold these positions in both companies. Mr. Rae was a Director and the Chief Executive Office Officer of AAE Holdings plc (UK) from October 1998 until September 2001. He was the Chief Executive Officer and a Director of AAE Technologies Ltd. from October 1997 until September 2001.

David L. Koontz has been Chief Financial Officer and Secretary of the Company since July 15, 2003. He joined the Company in September 2002, serving first as the Chief Financial Officer and Secretary of O2Diesel Inc. Prior to joining the Company, Mr. Koontz had worked primarily as an independent business consultant, mostly with businesses located in Asia, for the period 2000 to September 2002. During 1999, Mr. Koontz acted as a consultant and chief financial officer for Hard Corps Sports, an apparel company in Boulder, Colorado.

Anthony Dean-Smith has been a Director of the Company since July 15, 2003, but has served as a Director and Executive of the AAE Technologies group of companies since October 1999. Mr. Dean Smith is a Director and Chief Operating Officer of AAE Technologies International Plc, and a Director of O2Diesel Inc., AAE Technologies Holdings Plc and AAE Technologies Limited. Mr. Anthony Dean-Smith also owns companies in the United Kingdom that are active in the development and management of real estate properties.

Karim Jubanputra has been a Director since July 15, 2003. Mr. Jubanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jubanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant. For the past 5 years he has provided consulting services to private companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.

Hendrik Rethwilm has been a Director since July 15, 2003. From 1993-1999, he worked with PricewaterhouseCoopers in its corporate finance department focusing on financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, Mr. Rethwilm worked with a subsidiary of Ericsson as a financial executive, the Swedish mobile phone producer, advising on mobile eCommerce. During his tenure with Ericsson, Mr. Rethwilm also developed a venture capital arm within Ericsson Consulting to invest in companies developing applications for the mobile eCommerce sector. Currently, Mr. Rethwilm is self-employed and provides consulting services to various companies in the areas of corporate finance and business development. He previously served on the board of Directors of Rapidtron Inc., a company that trades on the OTCBB under the symbol “RPDT”, but resigned effective December 31, 2003.

Richard Roger became a Director on April 18, 2004. He is currently the President and Chief Operating Officer of Performance Transportation Services, Inc., which is the second largest transporter of new cars in the United States. Prior to holding this position, Mr. Roger was a Director, President and Chief Operating Officer of U. S. Fleet Services, Inc, from May 2002 to June 2003. U.S. Fleet Services was one of the largest mobile fleet refueling companies in the U.S. Prior to that, Mr. Roger was a senior vice-president with Ryder Transportation Services, Inc., the largest full service truck company in the U.S. that specializes in renting and leasing all types of trucks for use in all transportation sectors.

Audit Committee Financial Expert

      The Board has not formed a separate audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. The Board of Directors has determined that the Company does not have an “audit committee financial expert,” as defined in U.S. Securities and Exchange Commission (“SEC”) rules, serving on its Board. However, the Board believes that its members are able to read and understand financial statements of the Company, are familiar with the Company and its business, and are capable of fulfilling the duties and responsibilities of an audit committee. The Company is considering expanding the size of its Board of Directors and is attempting to identify and retain an audit committee financial expert to serve on its Board.

Code of Ethics

     The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company’s Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because of the small size and limited resources of the Company, and because management’s attention has been focused on matters pertaining to raising capital, the operation of the business and other matters resulting from the July 15, 2003 acquisition transaction. Management and the Board are considering adopting a Code of Ethics and the Board may adopt such a code at a later date if it and management believe that the development and adoption of a Code of Ethics would be beneficial to the Company and its shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

     Based solely on the Company’s review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, the Company believes that all Section 16(a) filing requirements applicable to the Company’s executive officers, directors, and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Compensation of Executive Officers

     The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 for the year ended December 31 2003 (collectively, the “named executive officers”) for services during the fiscal years ended December 31, 2003, 2002 and 2001.

		Annual Compensation	Long Term Compensation
Name and Principal			Securities	All Other
Position	Year	Salary ($)	Underlying Options	Compensation
Anthony Dean-Smith	2003	136,964	(c)
Chief Executive	2002	0 (c)	2,500,000 (c)
Officer	2001	38,032 (c)
(AAE Technologies International Plc)
Alan Rae	2003	250,000		66,320 (a) (b)
President and Chief	2002	172,806		2,767 (b)
Executive Officer	2001	161,755	2,500,000 (d)
David Koontz	2003	177,500		13,356 (b)
Chief Financial Officer	2002	27,500		1,154 (b)
and Secretary	2001	0

(a)	Mr. Rae received a one-time payment of $50,000 to defray relocation costs for his move from the United Kingdom to the U.S. in 2002. The amount was finalized and payment was made to Mr. Rae in 2003. The excess of this amount represents health and dental premiums paid on behalf of Mr. Rae and is more fully explained in footnote (b).

(b)	The Company pays monthly health and dental premiums for Mr. Rae and monthly health premiums for Mr. Koontz.

(c)	In 2001, Mr. Anthony Dean-Smith was given shares in AAE Technologies International Plc in lieu of salary for payment of his services as an officer. In 2002, Mr. Anthony Dean-Smith was given 2.5 million options on AAE Technologies International Plc common stock at an exercise price of GBP .04 per share as an incentive for Mr. Anthony Dean Smith to remain with the Company. In addition, in 2003, the Board agreed to reduce the exercise price on the 2.5 million previously granted options held by Mr. Anthony Dean-Smith from GBP .04 to GBP.026.

(d)	In connection with the July 15, 2003 transaction between DVI and AAE Technologies International Plc, Mrs. Victoria Rae exercised options to acquire 2.5 million shares of AAE Technologies International Plc. at a total cost of $224,000. Mrs. Rae had previously received these options from Mr. Rae by way of a gift of his interest in these options to her in 2001. Mr. Rae had acquired these options in connection with a share rights offering in 2001. Under the terms of the options held by Mrs. Rae, the options were to expire, if not exercised prior to the July 15, 2003 change of control transaction.

     The following summary option table sets for the options exercised in the last fiscal year.

Name	Shares Acquired on	Value	Number of	Value of
	Exercise (#)	Realized	Securities	Unexercised Money
		($)	Underlying	Options/SARs
			Unexercised	In the Money at
			Options/SARS	FY End ($)
			at FY End (#)	Exercisable/
			Exercisable/	Unexercisable
Unexercisable

Anthony Dean-Smith	2,500,000 (a)	711,906	0/0	0/0

(a)	In connection with the July 15, 2003 transaction between DVI and AAE Technologies International Plc, Mr. Dean-Smith exercised options to acquire 2.5 million shares of AAE Technologies International Plc. Under the terms of the options held by Mr. Dean-Smith, the options were to expire, if not exercised prior to the July 15, 2003 change of control transaction.

     The named executive officers did not receive any options during the year ended December 31, 2003 and did not own any options as of December 31, 2003.

Compensation of Directors

The Chairman of the Board receives $150,000 per year and other non-executive directors receive $30,000 per year for their services as a director. In addition, Mr. Rethwilm and Mr. Jubanputra also provide financial and business advisory services to the Company, and each is paid $30,000 per year for these services. All directors are reimbursed for ordinary and necessary business expenses incurred in connection with their service as directors. As part of the Company’s consulting agreements with Mr. Rethwilm and Mr. Jubanputra, each are entitled to receive 750,000 stock options at an exercise price of $1.50, which shall be granted pursuant to the Company’s equity compensation plan.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In July 2003, the Company entered into an Employment Agreement with Alan R. Rae, to serve as our President and Chief Executive Officer. Pursuant to the Agreement, Mr. Rae is entitled to an annual base salary of $254,000 per year and is eligible to receive an annual bonus, at the discretion of the Board, of 100% of his base salary. He is also entitled to reimbursement for health and dental insurance premiums and a car allowance of $1,000 per month. Pursuant to the agreement, the Company shall grant Mr. Rae 1,500,000 stock options at an exercise price of $1.50 per share, which will be granted pursuant to the Company’s equity compensation plan, once it is approved by the Company’s shareholders. The agreement continues in effect until terminated by either Mr. Rae or the Company by written notice or upon the death or disability (as defined in the agreement) of Mr. Rae. If the Agreement is terminated by disability, Mr. Rae is entitled to receive his salary until he begins to receive disability benefits, to receive a prorated portion of any bonus he would otherwise have been entitled to and to be paid for any accrued but unused vacation. If the agreement is terminated by the Company without cause (as defined in the agreement), Mr. Rae is entitled to receive his base salary and reimbursement for health and dental insurance premiums for a period of 15 months, to be paid for any unused vacation time, and to be reimbursed for expenses in connection with his and his family’s repatriation to the United Kingdom. In addition, Mr. Rae would be entitled to a prorated portion of any bonus to which he otherwise would have been entitled based on performance through the calendar quarter in which the termination occurred, and any unvested options will vest immediately.

     Upon a change of control, as defined in the agreement, all of Mr. Rae’s outstanding options will vest immediately. The agreement also provides that any inventions (as defined in the agreement) discovered by Mr. Rae in the course of his service to the Company shall be the property of the Company, and contains confidentiality, non-disparagement and non-competition provisions.

     The Company has also entered into an Employment Agreement with David L. Koontz in July 2003, to serve as our Chief Financial Officer. The terms of Mr. Koontz’ Employment Agreement are substantially similar to the terms of Mr. Rae’s Employment Agreement, as described above, except that Mr. Koontz is entitled to an annual base salary of $200,000 per year and 600,000 stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information as of April 21, 2004, regarding the beneficial ownership of the Company’s Common Stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the named executive officers, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.

     Beneficial ownership is determined in accordance with SEC rules computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person.

     Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 29,049,772 shares of Common Stock outstanding on April 21, 2004. None of the Company’s Directors, Officers or 5% shareholders own options currently exercisable within 60 days after April 21, 2004.

Directors, Officers and	Shares Directly and
5% Shareholders	Beneficially Owned	Percent
Anthony Dean Smith 100 Commerce Drive Suite 301 Newark, Delaware 19713	4,337,451 (a)	14.93%

Alan Rae 100 Commerce Drive Suite 301 Newark, Delaware 19713	1,519,022 (b)	5.23%

David Koontz 100 Commerce Drive Suite 301 Newark, Delaware 19713	90,512	0.31%

Rick Roger 100 Commerce Drive Suite 301 Newark, Delaware 19713	None	None

Hendrik Rethwilm 100 Commerce Drive Suite 301 Newark, Delaware 19713	None	None

Karim Jubanputra 100 Commerce Drive Suite 301 Newark, Delaware 19713	None	None

All directors and officers as a group.	5,946,985	20.47%

(a)	Mr. Anthony Dean-Smith owns directly 2,809,524 shares of the Company’s common stock. Mrs. Dean-Smith (spouse) directly owns 342,323 shares and Mr. Dean-Smiths two adult sons each own 592,802 shares. Mr. Dean-Smith disclaims beneficial ownership of the shares held by his spouse and two adult sons.

(b)	A trust of which Mr. Rae is the beneficiary holds 819,787 shares, and Mrs. Victoria Rae, (spouse), owns 699,235 shares of the Company’s common stock. Mr. Rae disclaims beneficial ownership of the shares held by the trust to the extent that they are not attributable to his proportionate interest in the trust. Mr. Rae also disclaims beneficial ownership of the shares held by Victoria Rae.

Securities Authorized for Issuance Under Equity Compensation Plans

     The Company did not have any equity compensation plans in place during the year ended December 31, 2003. The Board has since adopted an equity compensation plan that will be presented to the shareholders for approval at the Company’s 2004 annual meeting of shareholders.

Item 12. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

     We retained our current auditors, Ernst & Young, on February 4, 2004. We did not pay any fees to Ernst & Young during the year ended December 31, 2003. However, we expect to pay fees of approximately $130,000 to Ernst & Young during 2004 in connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2003. We did not accrue any audit-related, tax fees or other fees to Ernst & Young for the year-ended 2003, as Ernst & Young performed no such services.

     Prior to retaining Ernst & Young, Cremin McCarthy & Company served as the Company’s auditors. During our fiscal years ended December 31, 2003 and 2002, Cremin McCarthy & Company provided services to us in the following categories and amounts:

Description	2003	2002
Audit Fees	$3,246	$34,152
Audit-Related Fees	$12,140	$0
Tax Fees	$0	$1,132
All Other Fees	$95,475	$0

     In the above table, in accordance with SEC definitions and rules, “audit fees” are fees we paid to Cremin McCarthy & Company for professional services for the audit of our consolidated financial statements. “Audit related fees” are fees billed by Cremin McCarthy & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the preparation of a GAAP footnote comparing UK/Irish GAAP to US GAAP. “Tax fees” are fees primarily for tax compliance in connection with filing Irish income tax returns. “All other fees” are fees billed by Cremin McCarthy & Company to us for any services not included in the first three categories, including the rendering of a “competent person opinion” in connection with the July 15, 2003 transaction and for services in preparing a long-form and short form report to be used as part of the Company’s attempt to obtain a listing on the Alternative Investment Market of the London Stock Exchange.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2Diesel Corporation

By:	/s/ Alan Rae

Alan Rae President, Chief Executive Officer and Director
Date:	April 29, 2004