Form 10QSB
period 2004-03-31
O2DIESEL CORP
filed 2004-05-17
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to . . . . . . . . . .to. . . .. . . . . . . . . .

Commission File Number: 000-32217

O2DIESEL CORPORATION

(Name of small business issuer in its charter)

WASHINGTON (State or Other Jurisdiction of Incorporation)	91-2023525 (IRS Employer Identification No.)

100 COMMERCE DRIVE
NEWARK, DELAWARE 19713
(Address of Principal Executive Offices)

(302) 266-6000
(Issuer’s telephone number)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 11, 2004, the registrant had 29,083,156 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes [X] No [   ]

O2DIESEL CORPORATION
FOR THE QUARTER ENDED March 31, 2004

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability of O2Diesel to effectively integrate the business of AAE Technologies International Plc into its operations and successfully compete in the fuel additive and fuel distribution business.

O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel’s management as well as on assumptions made by and information currently available to 02Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties and other risks detailed in O2Diesel’s Annual Report on Form 10-KSB, filed with the SEC on March 30, 2004 and other filings with the SEC. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of its products and failure to capitalize upon access to new markets. The statements made in this quarterly report are made as of the date of this quarterly report and O2Diesel undertakes no obligation to update any of the forward-looking statements to reflect events or circumstances after the date of such statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.

O2Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheet
March 31, 2004
(unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,959,505
Account receivable	23,840
Due from related parties	67,809
Other receivables	69,944
Inventory	95,578
Prepaid expenses and deposits	118,515

Total current assets	4,335,191

FURNITURE AND EQUIPMENT
Office furniture equipment	132,143
Fuel and test equipment	79,205

211,348
Less accumulated depreciation	(39,896)

171,452

TOTAL ASSETS	$4,506,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$748,266
Accrued expenses	1,220,193
Deferred grants	94,622
Other current liabilities	60,266

Total current liabilities	2,123,347

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001;20,000,000 shares authorized; 1,550,000 issued and outstanding.	155
Common stock: par value of $0.0001;100,000,000 shares authorized; 28,969,772 issued and outstanding.	2,897
Common stock subscribed; 256,384 shares	384,576
Additional paid in capital	18,580,426
Preferred stock subscriptions receivable	(2,821,342)
Common stock subscriptions receivable	(230,001)
Accumulated other comprehensive income	99,615
Deficit accumulated during the development stage	(13,633,030)

Total stockholders equity	2,383,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,506,643

(The accompanying notes are an integral part of the Financial Statements)

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			October 14, 2000
			(inception)
	Quarter ended March 31,		through
	2004	2003	March 31, 2004
Revenue	$20,062	$—	$32,266
Expenses:
Cost of goods sold	16,819	—	28,090
Selling and marketing	434,509	40,984	3,184,051
Product testing and government grants, net	78,186	—	707,422
General and administrative	1,241,552	397,199	10,160,713

Total operating expense	1,771,066	438,183	14,080,276

Operating loss	(1,751,004)	(438,183)	(14,048,010)
Other income (expense):
Interest expense	(2,730)	(14,741)	(93,253)
Interest income	973	34	14,155
Foreign currency gain (loss), net	(5,935)	73,396	58,683
Other income, net	—	—	265,981

Total other income (expense)	(7,692)	58,689	245,566

Loss before minority interest and provision (benefit) for income taxes	(1,758,696)	(379,494)	(13,802,444)
Provision (benefit) for income taxes	—	—	(145,642)

Loss before minority interest	(1,758,696)	(379,494)	(13,656,802)
Minority interest	23,772	—	23,772

Net loss	$(1,734,924)	$(379,494)	$(13,633,030)

Net loss per share (basic and diluted)	$(0.06)	$(0.03)	$(0.84)
Weighted average shares of common stock outstanding	28,525,072	67,893,092	54,292,816
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	(53,056,315)	(38,081,080)

Weighted average shares of common stock outstanding - giving effect to the recapitalization	28,525,072	14,836,777	16,211,736

(The accompanying notes are an integral part of the Financial Statements)

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through March 31, 2004

	Preferred Stock		Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Subscribed
Balance at October 14, 2000 (Inception)	—	$—	—	$—	$—
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	430,088	—
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2001	—	—	67,189,810	671,898	—
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2002	—	—	67,893,092	678,931	—
Common stock issued on various dates during 2003	—	—	555,556	5,556	—
Common stock issued for consulting services	—	—	200,000	2,000	—
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—
Recapitalization resulting from the AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350
Comprehensive Loss:
Foreign currency translation	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2003	—	—	28,080,372	2,808	1,132,350
Common stock issued at $1.50 per share on various dates in 2004	—	—	889,400	89	(1,102,350)
Subscriptions for 750,000 shares of preferred stock on various dates in 2004	—	—	—	—	—
Subscriptions for 236,384 shares of common stock at $1.50 per share on various dates in 2004	—	—	—	—	354,576
Preferred stock issued on various dates in 2004	1,550,000	155	—	—	—
Comprehensive Loss:
Foreign currency translation	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at March 31, 2004	1,550,000	$155	28,969,772	$2,897	$384,576

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Deficit
		Preferred	Common	Accumulated	Accumulated	Total
	Additional	Stock	Stock	Other	During the	Stockholders’
	Paid - In	Subscriptions	Subscriptions	Comprehensive	Development	Equity
	Capital	Receivable	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$3,603,415	$—	$—	$—	$(4,138,684)	$(105,181)
Common stock issued on various dates in 2001	1,268,031	—	—	—	—	1,509,841
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	(4,476)	—	(4,476)
Net loss	—	—	—	—	(1,406,709)	(1,406,709)

Balance at December 31, 2001	4,871,446	—	—	(4,476)	(5,545,393)	(6,525)
Common stock issued at $0.225 per share on various dates throughout 2002	515,657	—	—	—	—	522,690
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	(74,085)	—	(74,085)
Net loss	—	—	—	—	(1,712,803)	(1,712,803)

Balance at December 31, 2002	5,387,103	—	—	(78,561)	(7,258,196)	(1,270,723)
Common stock issued on various dates in 2003	119,444	—	—	—	—	125,000
Common stock issued for consulting services	43,000	—	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	46,323	—	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates in 2003	1,131,595	—	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	814,283	—	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	4,999,667	—	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock.	(795,650)	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	(180,000)	—	—	952,350
Comprehensive Loss:
Foreign currency translation	—	—	—	179,689	—	179,689
Net loss	—	—	—	—	(4,230,296)	(4,230,296)

Balance at December 31, 2003	11,745,765	—	(180,000)	101,128	(11,898,106)	903,945
Common stock issued at $1.50 per share on various dates in 2004	1,338,196	—	—	—	—	235,935
Subscriptions for 750,000 shares of preferred stock on various dates in 2004	—	(2,821,342)	—	—	—	(2,821,342)
Subscriptions for 236,384 shares of common stock at $1.50 per share on various dates in 2004	—	—	(50,001)	—	—	304,575
Preferred stock issued on various dates in 2004	5,496,465	—	—	—	—	5,496,620
Comprehensive Loss:
Foreign currency translation	—	—	—	(1,513)	—	(1,513)
Net loss	—	—	—	—	(1,734,924)	(1,734,924)

	$18,580,426	$(2,821,342)	$(230,001)	$99,615	$(13,633,030)	$2,383,296

(The accompanying notes are an integral part of the Financial Statements)

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			October 14, 2000
	Quarter Ended March 31,		(inception) through
	2004	2003	March 31, 2004
Cash flows from operating activities
Net loss	$(1,734,924)	$(379,494)	$(13,633,030)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	10,600	13,684	95,623
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Common stock issued for consulting services	—	—	45,000
Write off of equipment	—	—	1,538
Changes in operating assets and liabilities:
Accounts receivable	(11,636)	—	(23,840)
Due to/from related parties	(32,142)	—	(67,809)
Other receivables	206,715	(178,219)	(69,944)
Inventory, prepaid expenses and other current assets	(74,725)	39,679	(214,093)
Accounts payable	218,343	115,751	748,266
Accrued expenses	336,115	31,366	1,220,193
Deferred grants	28,750	45,919	94,622
Other current liabilities	5,927	—	60,266

Cash flows used in operating activities	(1,046,977)	(311,314)	(11,398,093)
Cash flows from investing activities
Restricted cash	750,000	—	—
Purchase of furniture and equipment	(42,669)	(16,399)	(268,613)
Purchase of patent	—	—	(345,115)

Cash flows provided by (used in) investing activities	707,331	(16,399)	(613,728)
Cash flows from financing activities
Net proceeds from issuance of preferred stock	2,675,277	—	2,675,277
Net proceeds from issuance of common stock	540,511	—	10,863,934
Borrowings of debt, net	—	1,000,000	2,332,500

Cash flows provided by financing activities	3,215,788	1,000,000	15,871,711

Effect of exchange rates on cash	(1,513)	182,062	99,615

Net increase in cash	2,874,629	854,349	3,959,505

Cash at beginning of period	1,084,876	119,139	—

Cash at end of period	$3,959,505	$973,488	$3,959,505

Supplemental Disclosures:
Cash paid for interest:	$2,730	$14,741	$93,253
Cash paid for income taxes:	$—	$—	$—
Preferred Stock Subscribed:	$2,821,342	$—	$2,821,342
Common Stock Subscribed:	$230,001	$—	$230,001

(The accompanying notes are an integral part of the Financial Statements)

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

1. Nature of Operations

O2 Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition of ethanol as an oxygenate to these fuels. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending the Company’s additive with ethanol and various grades of diesel fuel in turn creates a proprietary clean burning fuel called O2Diesel™. The Company’s products are designed for use by diesel powered vehicles including centrally fueled truck and bus fleets, railroads, municipal fleets, and various types of diesel equipment used for on and off-road construction, mining and agriculture, as well as in stationary generators and port logistics facilities.

The Company has co-developed its additive technology with Cognis Deutschland GmbH (Cognis), a German based manufacturer of specialty chemicals. Under its arrangement with Cognis, the Company has world-wide marketing and sales rights and Cognis has world-wide manufacturing rights. Cognis performs research and development work in conjunction with O2Diesel, and produces O2Diesel’s additive products for all of the regions targeted by the Company for commercialization of its additive technology.

To date, the Company’s operations have been primarily focused on raising capital, performing product tests and demonstrations, and bringing its products to market in the U.S., Canada and Brazil.

O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to “O2Diesel Corporation” effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (AAE). On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2 Diesel Corporation for all periods presented.

In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Allowance for Doubtful Accounts

Due to the limited volume of sales, concentrations of credit risk with respect to accounts receivable are limited. No allowance for doubtful accounts receivable was deemed necessary at March 31, 2004.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories, consisting of fuel additive and cetane held at a third party location, are stated at the lower of cost as determined using the first in, first out (FIFO) method or market value.

Furniture and Equipment Depreciation

Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of furniture and equipment are as follows:

Office furniture and equipment:	3 to 5 years
Fuel and test equipment:	5 years

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” was issued in August 2001 and adopted by the Company on January 1, 2002. In accordance with SFAS No. 144, the carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows are less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial Instruments

The carrying value of cash, accounts receivable, due to/from related parties, and accounts payable approximate fair value due to the relatively short maturity of these instruments.

Revenue Recognition

Revenue from the sales of product by the Company is recognized and recorded upon the passage of title to the customer. Sales of the Company’s product may also be made by its exclusive sales agent for the United States and Canada. On these sales, the Company will be paid a share of the gross profit realized from each sale to the end user. The Company will record revenue earned in these cases upon notification of a completed sale to the end user.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs are $4,175 and nil for the three months ended March 31, 2004 and 2003, respectively, and are $6,116 for the period October 14, 2000 (inception) through March 31, 2004.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was nil for the three months ended March 31, 2004 and 2003, respectively, and was $500,000 for the period October 14, 2000 (inception) to March 31, 2004.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Test and Demonstration Appropriations

The Company receives appropriations from U.S. governmental agencies to fund its product testing and demonstration programs. The Company evaluates the conditions of the appropriation and either increases revenue, decreases expenses or reduces the cost of furniture and equipment depending upon the attributes of the underlying grant. Appropriations are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and that the monies under the grant will be received.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Translation

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ equity as “other comprehensive income (loss)” and are not included in determining consolidated net income (loss). As of March 31, 2004, other comprehensive income included $99,615 of cumulative income from foreign currency translation.

Segment Reporting

The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.

Interim Financial Statements

The interim financial statements present the consolidated balance sheet, statements of operations, statement of changes in stockholders’ (deficit) equity and statements of cash flows of the Company, and have been prepared in accordance with accounting principles generally accepted in the United States. The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows presented herein from October 14, 2000, (inception) through March 31, 2004, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

3. Government Appropriations

Appropriation from the Department of Energy:

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (DOE) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until November 30, 2004. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of March 31, 2004, the Company incurred costs of $693,711 towards completion of the contract, leaving a balance of $414,023 in costs to complete the contract. From the inception of the contract in December 2002 through March 31, 2004, the Company has billed NREL $554,969, of which $56,696 is included in other receivables as of March 31, 2004.

Appropriation from the Department of Defense:

In 2003, the Company received an appropriation of $1,000,000 from the Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program runs from October 7, 2003 to December 31, 2004. As of March 31, 2004, the Company had incurred costs of $50,506 leaving a balance of $749,494 in costs to complete the program. Through March 31, 2004, the Company had achieved two milestones and had billed $120,000 related to this Appropriation. All amounts billed had been received as of March 31, 2004.

4. Other Receivables

     Other receivables consisted of the following at March 31, 2004:

NREL Appropriation	$56,696
Reimbursement due from Cognis	13,248

$69,944

5. Accrued Expenses

     Accrued expenses consisted of the following at March 31, 2004:

Legal and professional fees	$536,920
Financing fees	360,132
Other	323,141

$1,220,193

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

6. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses in each period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of March 31, 2004 are as follows:

Net operating loss carryforwards	$2,040,000
Accrued professional fees	210,000
Advertising costs	127,000
Accrued expenses and deferred revenue	79,000

Total deferred tax assets	$2,456,000
Valuation allowance	(2,456,000)

Net deferred tax assets	—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At March 31, 2004, the Company had Federal and state net operating loss carryforwards of approximately $4.9 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of March 31, 2004, the Company had an Irish net operating loss carryforward of approximately $115,000, that may be carried forward indefinitely, and a Brazilian net operating loss carryforward of approximately $ 40,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

7. Stockholders’ Equity

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

As a result of the transaction, the historical financial statements of AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically:

The historical stockholders’ equity of AAE prior to the transaction has been effected for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital; The accumulated deficit of AAE has been carried forward after the transaction; and the loss per share for all periods prior to the transaction has been restated to reflect the number of equivalent common shares received by AAE in the transaction.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

7. Stockholders’ Equity (continued)

Issuances of Common Stock

In connection with the merger between O2Diesel and AAE in July 2003, the Company completed a private placement of 3,333,333 shares of common stock at $1.50 per share. The private placement was partially effectuated through the issuance of a $4 million convertible note that was convertible into the Company’s common stock at $1.50 per share. In October 2003, the Company repaid $1,677,500 of the note and the $2,322,500 balance was converted into 1,548,333 shares of common stock. The remaining 1,785,000 shares of common stock issuable under the private placement were issued to other parties in exchange for cash proceeds of $2,677,500. The expenses associated with the merger and subsequent issuances of shares were $795,650 and have been reflected as a reduction of paid-in capital.

During the latter half of 2003, the Company received subscriptions for the issuance of 754,900 additional shares of common stock in conjunction with a follow-on private placement. The Company received $952,350 in gross proceeds related to the subscriptions for 634,900 shares and at December 31, 2003 had recorded a subscription receivable of $180,000 related to the subscriptions for the remaining 120,000 shares. In the first quarter of 2004, the Company received subscriptions for the issuance of 390,884 shares of common stock pursuant to the follow-on private placement. The Company received $386,325 in gross proceeds related to the subscriptions for 390,884 shares. In addition, the Company collected gross proceeds of $150,000 for subscriptions that it received in calendar year 2003. A subscription receivable of $230,001 is recorded as of March 31, 2004 to reflect balances of $30,000 for subscriptions received in calendar year 2003 and $200,001 for subscriptions received in the first quarter of 2004. The shares are reflected as common stock subscribed in the accompanying financial statements as of March 31, 2004 because the shares had not been issued as of the balance sheet date.

Issuances of Preferred Stock:

In March 2004, the Company approved the designation of two new series of preferred stock. The new preferred stock, which consists of one million five hundred and fifty thousand (1,550,000) shares of Preferred Stock, are Series A and B 0% Convertible Preferred Stock, par value $.0001 (the “Series A Preferred Stock” and “Series B Preferred Stock”). Subsequent to approving the new Series A and Series B Preferred Stock, the Company immediately completed a transaction with a publicly traded investment trust on the London Stock Exchange in which it received approximately $2.9 million, net of all expenses including a finder’s fee, in exchange for all of the 800,000 shares of its Series A Preferred Stock. Effective March 29, 2004, the Company completed a second transaction with another publicly traded investment trust on the London Stock Exchange in which it received in April 2004 approximately $2.1 million, net of all expenses including a finder’s fee, in exchange for 600,000 shares of its Series B Preferred Stock. As part of the Series B transaction, the remaining 150,000 shares of Series B Preferred Stock were issued and placed in an escrow account. In May 2004, the 150,000 shares of Series B Preferred Stock were released from escrow to the same publicly traded investment trust, for which the Company expects to receive approximately $530,000, net of all expenses including a finder’s fee.

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the subsidiary for $1.00 provided certain sales targets are achieved. The warrant expires on July 10, 2006. To date, none of the sales targets have been achieved under the Agreement.

8. Related Party Transactions

A company controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. For the three months ended March 31, 2004 and 2003, and for the period from October 14, 2000 (inception) through March 31, 2004 the Company paid $6,698, $6,830, and $108,664, respectively to the company controlled by the Chairman.

Included in receivables due from related parties at March 31, 2004 is $49,709 due from Directors for the individual tax liability in Ireland attributable to certain consultancy fees paid during 2003 and $18,100 related to travel advances made to certain employees.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

9. Commitments

Operating leases

The Company leases certain office equipment under agreements that are accounted for as operating leases. As at March 31, 2004, future minimum lease payments under non-cancelable operating leases expiring in 2008, were as follows:

2004	$58,519
2005	79,285
2006	81,530
2007	83,775
2008	78,680

Total	$381,789

Rent expense under the leases was $18,441 for the quarter ended March 31, 2004 and was $22,703 for the period October 14, 2000 (inception) through March 31, 2004. The leases did not exist prior to December 2003.

Options

The Company has commitments to grant to certain of its Officers and Directors options to purchase 4.4 million shares of the Company’s Common Stock at $1.50 per share. The options will vest over three years and will expire 10 years from the effective date. These options will not be issued until the Company’s proposed stock incentive plan, which has been approved by the Company’s Board of Directors, is also approved by the stockholders. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

ITEM 2. PLAN OF OPERATION

OVERVIEW

Business Plan:

Overview:

The Company is classified as a development stage company as shown on our unaudited consolidated financial statements for the quarter ended March 31, 2004. In 2004, the Company expects to have sales of its additive and O2Diesel™ in sufficient volumes to cause the Company’s status as a development stage company to terminate. During the remainder of 2004, we intend to focus our efforts on generating sales to our targeted customers in the U.S., Canada and Brazil The Company believes that sales and distribution opportunities may exist for our products in the Middle East and we intend to aggressively investigate this emerging market. In line with its sales initiatives, the Company intends to expand its marketing efforts to target large municipalities and trucking firms to encourage these entities to use clean fuel as part their environmental strategies and mission statements. Perhaps most importantly, we plan to continue our efforts to establish and improve the logistics networks for the delivery of our products. Finally, we will continue a series of product tests and demonstrations that relate directly to our sales initiatives and which are designed to meet the needs of our targeted customers.

O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE . On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2 Diesel for all periods presented.

In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company.

United States and Canada:

Initially, our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:

➢	Current and projected size of diesel fuel consumption;

➢	High-population centers under strict air quality regulations;

➢	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

➢	Off-road construction equipment;

➢	Diesel equipment used by port facilities and in large-scale mining operations; and

➢	Marketing opportunities centered on public policy and positive environmental image.

In the U.S., O2Diesel’s initial sales and marketing efforts will be focused on the states of Texas and California, as well as the northeastern states of New York, New Jersey, Pennsylvania, Delaware and Connecticut. Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces. Our sales force will identify potential customers that fit the profile for use of O2Diesel products.

In selling into the U.S. and Canadian markets, the Company faces several challenges, centered around the logistics of delivering and dispensing O2Diesel™ to potential customers and on the need to install flame arrestors in vehicles and storage facilities. O2Diesel has devised parallel strategies to meet these challenges, as well as to position O2Diesel™ as a premium clean fuel.

Under the first element of our strategy, we are in the process of signing distribution agreements with major jobbers, who in turn have centrally fueled fleets as their customers. To date, we have signed distribution agreements with nine jobbers located in the states of California, Nevada and Texas. O2Diesel plans to sell additive to the jobbers and assist them in purchasing ethanol by locating ethanol suppliers or, in limited cases, purchasing and reselling ethanol to them. The jobbers will blend the additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each customer will be to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff plans to work closely with each customer in the process of purchasing and installing flame arrestors in all customer vehicles, as well as reviewing the customers fueling facilities for compatibility with O2Diesel™. In some cases, O2Diesel will be responsible for sourcing and installing the flame arrestors, arranging tank cleaning and filtering systems as necessary, and in other cases the Company will have an oversight role for these tasks.

As part of the second leg of our strategy, O2Diesel’s sales force plans to market and sell O2Diesel™ directly to companies, government municipalities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction and mining companies as well as port facilities, railroads, and agricultural users. In these cases, O2Diesel will likely be responsible for all logistics required to deliver O2Diesel™ to the customer. To achieve this goal, O2Diesel intends to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additive for delivery to a customer’s central fueling location. O2Diesel will arrange for the purchase of ethanol and will supply additive and, in some cases, may even arrange for the purchase of diesel fuel by the customer. In the process of transitioning a customer’s fleet to O2Diesel™, the Company needs to put in place the logistical support to insure that fuel is delivered on a timely basis. In this regard, O2Diesel is seeking to create a network of transportation providers, ethanol suppliers and in limited cases, wholesalers of diesel fuel. With large fleet customers, O2Diesel’s technical staff will work closely with the customer to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging tank cleaning and filtering systems as necessary as well as either purchasing and installing flame arrestors or assisting the customer to do so.

As a part of our marketing strategy of targeting large municipal and company fleets, the Company has developed a marketing concept based on the user of O2Diesel™ incorporating into its environmental statements the benefits that the fuel brings to the company and to the community. We believe that a two tiered initiative that encourages companies and municipalities to integrate the use of O2Diesel™ into their environmental mission statements publicizing the use of O2Diesel™ fuel as part of their commitment to improve air quality standards will be a significant statement for the use of O2Diesel™.

Brazil:

In Brazil, O2Diesel plans to target customers similar to those in the U.S. For Brazil, we are in the process of establishing our own sales force and technical team to mirror what has been done in the U.S. The Company has joined with a Brazilian commodity firm that trades sugar and alcohol to assist the Company to introduce its products into the Brazilian market. This Brazilian company owns 25% of O2Diesel’s Brazilian subsidiary. O2Diesel has targeted some of Brazil’s largest sugar growers and millers as potential customers for O2Diesel™, and we anticipate that our equity partner will play a significant role in selling to this sector. The Company also intends to market its fuel to municipalities and large fleets in Brazil using the same environmental initiatives that we are designing for use in the U.S. and Canadian markets.

Brazil’s fuel distribution system is more concentrated than it is in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors who can deliver and distribute O2Diesel products in Brazil. Failure to attract one or more distribution partners would likely set back the Company’s timetable for achieving market penetration in Brazil.

Cash Requirements and Liquidity:

Based on current projected levels of operations and expected sales, the Company may need to raise additional funds over the next twelve months. In the first quarter of 2004, the Company completed two financings in which the Company issued newly-created preferred stock in exchange for approximately $5.5 million in net proceeds to be received in April and May of 2004. In addition it received net proceeds of approximately $536,000 in a private placement of its shares of common stock. Subsequent to March 31, 2004, the Company received additional net proceeds of $50,000 from the private placement. As of March 31, 2004, the Company closed the private placement and it has a subscription receivable of approximately $180,000 outstanding as of the date of this Report.

To date, the Company has not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs. This overdraft facility was repaid and canceled during 2003. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. The Company has favorable trade terms with Cognis for the supply of additive. Under these terms, the Company expects to be able to purchase and sell our additive product and match the receipt of sales proceeds with payment for our additive inventory.

There are two significant risks that may affect the Company’s ability to generate sales, and this in turn may impact our ability to adequately meet our cash needs. First, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board (ARB) set a number of conditions that must be adhered to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. This is a serious issue and has negatively impacted the Company’s ability to efficiently commercialize its products in the U.S. The Company has not obtained sufficient experience with sourcing, purchasing and fitting flame arrestors to vehicles and storage tanks in the U.S. to be able to accurately project the cost and time of completing this task. Moreover, there is insufficient history for the Company to be able to predict with certainty the manpower required to accomplish this work.

The second concern relates to the logistics and maintenance issues for fleets that are direct customers of the Company and customers of jobbers in the U.S., Canada and Brazil. To date, the Company has not completed the required logistics arrangements to finalize the necessary infrastructure to insure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery and proper storage of O2Diesel™ to potential customers. In this regard, the Company has not fully completed the necessary research and logistics to determine in each case that the storage facilities of users meet the standards necessary to store and dispense O2Diesel™

Given our projected level of expenses, the cash on hand, the continuation of favorable trade terms from our major supplier and the $6.1 million raised in 2004, the Company believes it will have sufficient cash to fund our operations for the remainder of 2004. However, additional funding will be needed if the Company is unable to successfully manage the flame arrestor issue and/or establish adequate financial and logistics arrangements to insure the timely delivery and storage of O2Diesel™. If one or both of these issues are not resolved in a satisfactory and timely manner, there can be no assurance that the Company will have sufficient operating capital to carry out our business plan. Moreover, there can be no assurance that the Company will be successful in our efforts to raise additional funds, if we need to do so. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. For the three months ended March 31, 2004, the Company has generated only $19,582 in sales and has only minimal orders for either our additive or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may vary significantly in ways that could negatively impact the operations and cash position of the Company.

Research & Development:

O2Diesel has an agreement with Cognis Deutschland GmbH (“Cognis”) for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Under this agreement, O2Diesel has worldwide rights to market and sell the additive products and Cognis has the worldwide rights to manufacture such products. Under the terms of this agreement, O2Diesel is not required to incur any research and development expenditures, but we are required to share equally in all of the legal costs to file and maintain all patent applications and issued patents.

O2Diesel is responsible for the costs of testing our products. To date, these tests have generally been specific to the jurisdictions in which the Company intends to do business. For the remainder of 2004, the Company expects to pursue an ambitious program of testing O2Diesel products both in the laboratory and in field trials. In 2004 the Company intends to carryout the necessary testing to obtain both ARB and EPA verifications for the broadest possible array of engine families and uses. Part of the projected tests includes using O2Diesel™ in large mining operations within the United States. The completion of these tests should further validate the benefits of using O2Diesel™, and should assist in the marketing of the product. The costs to complete these tests could reach as much as $2.0 million. Based on government funding that we have received and additional government funding that we believe may be appropriated for these specific purposes, the Company estimates that as much as 80% of the costs for such laboratory tests and field trials may be funded by U.S. government agencies such as the Department of Energy and the Department of Defense. In addition to testing O2Diesel™, the Company is in the process of assisting in the design and testing of new flame arrestor technologies for a wide range of vehicle applications and storage tank uses. Lastly the Company is in the planning stages to initiate tests of its O2Diesel™ fuel in large mining equipment at two mines in the U.S. These latter tests will be conducted within the framework of existing grants received from the U.S. government.

[For a more detailed explanation, see Note 3 to the Financial Statements on page F-9.]

In Brazil, we expect to spend about $120,000 in 2004 on testing protocols to insure that our additive and fuel complies with the Brazilian government’s fuel and environmental laws and regulations.

Employees:

At present, O2Diesel has 19 full-time employees of which 13 are in the U.S. and 6 are in Brazil. For the remainder of the year, the Company plans to add 10 full-time employees in the U.S. and 2 in Brazil which would bring our total employee count to 31 by the year-end. In the U.S., the Company plans to hire 1 person in a management position, 2 persons for logistics, 1 in marketing, 3 as technical representatives, and 3 in accounting. Of the 2 new staff planned for Brazil, the Company anticipates that 1 will work in logistics, 1 in technical sales, and 1 in office administration.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of 02Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to O2Diesel required to be included in its reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

During the quarter ended on March 31, 2004, O2Diesel received subscriptions for 390,884 shares of its common stock in the Private Placement at $1.50 per share for a total of $586,326. The Company received cash payments of $386,325 for these shares in the first quarter, and $50,001 following March 31, 2004.

As disclosed in our current report on Form 8-K filed with the SEC on March 12, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of O2Diesel Series A 0% Convertible Preferred Stock, par value $.0001 (“Series A Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series A Purchaser”) dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A Preferred Stock. The offering resulted in gross proceeds to the Company of approximately $3.2 million. After deduction of fees and commissions, the Company received net proceeds of approximately $2.9 million. The sale of the Series A Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

The Series A Preferred Stock is convertible into the Company’s common stock at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 45.5% of the Series A Fixed Conversion Price. In no event will the Series A Purchaser receive more than approximately 4,395,604 nor less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is subject to a two-year restriction on transfer. The Series A Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series A Purchaser were filed as exhibits to Form 8-K and are incorporated herein by reference.

On March 12, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of 750,000 shares of O2Diesel Series B 0% Convertible Preferred Stock, par value $.0001 (“Series B Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series B Purchaser”) dated as of March 29, 2004, the Company issued to the Series B Purchaser, 600,000 shares of Series B Preferred Stock and placed 150,000 shares in escrow. The offering of the 600,000 Series B shares resulted in gross proceeds of $2.4 million to the Company. After deduction of fees and commissions, the Company received net proceeds of approximately $2.1 million for the 600,000 Series B shares. Under the Series B Purchase Agreement, as amended, the Company released the remaining 150,000 Series B Preferred shares in May 2004 and expects to receive approximately $530,000 in net proceeds, after payment of fees and commissions. The sale of the Series B Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

The Series B Preferred Stock is convertible into the Company’s common stock at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In no event will the Series B Purchaser receive more than approximately 4,109,589 nor less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock. The Series B Preferred Stock is subject to a two-year restriction on transfer. The Series B Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series B Purchaser were filed as exhibits to Form 10-KSB on March 30, 2004 and are incorporated herein by reference.

SUBSEQUENT CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

EXHIBIT INDEX

3.1(1)	Articles of Incorporation
3.2(3)	Articles of Amendment to change the Company’s name to O2Diesel Corporation (previously filed as Exhibit 1)
3.3(1)	Bylaws
4.1(1)	Specimen Stock Certificate
4.2(1)	Stock Subscription Agreement
4.3(2)	$100,000 Promissory Note
10.1(1)	License Agreement
10.2(1)	Assignment of License
10.3(4)	Support Agreement (previously filed as Exhibit 1)
10.4(4)	Indemnity Escrow Agreement (previously filed as Exhibit 2)
10.5(4)	Option and Escrow Agreement (previously filed as Exhibit 3)
10.6(4)	Contribution and Cancellation Agreement (previously filed as Exhibit 4)
10.7(4)	Waiver Agreement (previously filed as Exhibit 5)
10.8(4)	Loan Agreement (previously filed as Exhibit 6)
10.9(4)	Form of Convertible Note (previously filed as Exhibit 7)
10.10(4)	Form of Employment Agreement between O2Diesel and Alan Rae (previously filed as Exhibit 8)
10.11(4)	Form of Employment Agreement between O2Diesel and David Koontz (previously filed as Exhibit 9)
10.12(4)(5)	Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)
10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture
10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board (previously filed as Exhibit 10.13)
10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003 (previously filed as Exhibit 10.14)
16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004
16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)of the Securities and Exchange Act of 1934, as amended (filed herewith)
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (filed herewith)

32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) the Securities and Exchange Act of 1934, as amended (filed herewith)
99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004
99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004
99.3 (10)	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004
99.4 (11)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004

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

(10) Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.

(b) Reports on Form 8-K.

O2Diesel filed the following current reports on Form 8-K during the quarter ended March 31, 2004:

Current report on Form 8-K filed on July February 04, 2004 related to changes in the Registrant’s Certifying Accountant

Current report on Form 8-K filed on March 12, 2004 related to the issuance of 800,000 shares of its Series A 0% Convertible Preferred Stock, par value $.0001.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: May 17, 2004	By: /s/ Alan Rae

Alan Rae Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2004	By: /s/ David Koontz

David Koontz Chief Financial Officer (Principal Financial Officer)