Form 10QSB
period 2004-06-30
O2DIESEL CORP
filed 2004-08-13
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to                           to

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

As of July 17, 2004, the registrant had 29,106,156 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one)     Yes [   ]    No [X]

02DIESEL CORPORATION
FOR THE QUARTER ENDED June 30, 2004

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

O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel’s management as well as on assumptions made by and information currently available to O2Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties risks detailed in O2Diesel’s Annual Report on Form 10-KSB, filed with the SEC on March 29, 2004 and other filings with the SEC. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, unanticipated challenges in commercially deploying our products, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of its products and failure to capitalize upon access to new markets. The statements made in this quarterly report are made as of the date of this quarterly report and O2Diesel undertakes no obligation to update any of the forward-looking statements to reflect events or circumstances after the date of such statements made herein, whether as a result of new information, future events, changes in expectations or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.

02Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$4,521,530	$1,084,876
Restricted cash	—	750,000
Accounts receivable	49,978	12,204
Due from related parties	67,809	65,309
Other receivables	55,307	276,659
Inventory	74,827	57,988
Prepaid expenses and deposits	167,951	81,380

Total current assets	4,937,402	2,328,416

FURNITURE AND EQUIPMENT
Office furniture equipment	157,489	115,948
Fuel and test equipment	132,607	52,731

	290,096	168,679
Less accumulated depreciation	(52,409)	(29,296)

	237,687	139,383

TOTAL ASSETS	$5,175,089	$2,467,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$679,403	$529,923
Accrued expenses	966,039	884,078
Due to related party	—	29,642
Deferred grants	88,933	65,872
Other current liabilities	70,127	54,339

Total current liabilities	1,804,502	1,563,854

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding.	155	—
Common stock: par value of $0.0001; 100,000,000 shares authorized; 29,106,156 and 28,080,372 issued and outstanding respectively.	2,911	2,808
Common stock subscribed; 754,900 shares at December 31, 2003	—	1,132,350
Additional paid-in capital	18,765,463	11,745,765
Common stock subscriptions receivable	—	(180,000)
Accumulated other comprehensive income	113,899	101,128
Deficit accumulated during the development stage	(15,511,841)	(11,898,106)

Total Stockholders’ Equity	3,370,587	903,945

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,175,089	$2,467,799

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					October 14, 2000
					(inception)
	Six months ended June 30,		Three months ended June 30,		through
	2004	2003	2004	2003	June 30, 2004
Revenue	$104,584	$—	$84,522	$—	$116,788
Expenses:
Cost of goods sold	76,276	—	59,458	—	87,547
Selling and marketing	946,461	191,184	511,952	150,200	3,696,003
Product testing and government grants, net	120,211	8,556	42,026	8,556	749,447
General and administrative	2,636,603	1,125,018	1,394,224	727,819	11,555,764

Total operating expense	3,779,551	1,324,758	2,007,660	886,575	16,088,761

Operating loss	(3,674,967)	(1,324,758)	(1,923,138)	(886,575)	(15,971,973)
Other income (expense):
Interest expense	(3,849)	(34,275)	(1,704)	(19,534)	(94,372)
Interest income	9,722	183	8,745	149	22,904
Foreign currency gain (loss), net	(26,661)	26,480	(20,726)	(46,916)	37,957
Other income, net	82,020	—	82,020	—	348,001

Total other income (expense)	61,232	(7,612)	68,335	(66,301)	314,490

Loss before benefit for income taxes	(3,613,735)	(1,332,370)	(1,854,803)	(952,876)	(15,657,483)
Benefit for income taxes	—	(49,415)	—	(49,415)	(145,642)

Net loss	$(3,613,735)	$(1,282,955)	$(1,878,575)	$(903,461)	$(15,511,841)

Net loss per share (basic and diluted)	(0.12)	(0.09)	(0.06)	(0.06)	(0.68)

Weighted average shares of common stock	28,985,594	68,081,981	29,079,745	68,270,870	58,481,478
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	(53,203,926)	—	(53,351,537)	(35,513,816)

Weighted average shares of common stock outstanding — giving effect to the recapitalization	28,985,594	14,878,055	29,079,745	14,919,333	22,967,661

02Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through June 30, 2004

	Preferred Stock		Common Stock		Common Stock	Additional Paid - In
	Shares	Amount	Shares	Amount	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	$430,088	—	$3,603,415
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2001			67,189,810	671,898	—	4,871,446
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657
Comprehensive loss:
Foreign currency translation adjustment			—	—	—	—
Net loss
Balance at December 31, 2002			67,893,092	678,931	—	5,387,103
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

Balance at December 31, 2003			28,080,372	2,808	1,132,350	11,745,765
Common stock issued at $1.50 per share on various dates during 2004	—	—	1,025,784	103	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,483,928
Comprehensive loss:	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	—	—	—

	1,550,000	$155	29,106,156	$2,911	—	$18,765,463

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	$(4,138,684)	$(105,181)
Common stock issued on various dates during 2001	—	—	—	1,509,841
Comprehensive Loss:
Foreign currency translation adjustment	—	(4,476)	—	(4,476)
Net loss	—	—	(1,406,709)	(1,406,709)

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)
Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690
Comprehensive loss:
Foreign currency translation adjustment	—	(74,085)	—	(74,085)
Net loss			(1,712,803)	(1,712,803)

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)
Common stock issued on various dates during 2003	—	—	—	125,000
Common stock issued for consulting services	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350
Comprehensive loss:
Foreign currency translation adjustment	—	179,689	—	179,689
Net loss	—	—	(4,230,296)	(4,230,296)

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945
Common stock issued at $1.50 per share on various dates during 2004	180,000	—	—	583,523
Preferred stock issued on various dates during 2004	—	—	—	5,484,083
Comprehensive loss:	—	—	—	—
Foreign currency translation adjustment	—	12,771	—	12,771
Net loss	—	—	(3,613,735)	(3,613,735)

	—	$113,899	$(15,511,841)	$3,370,587

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

					October 14, 2000
	Six months ended June 30,		Three months ended June 30		(inception) through
	2004	2003	2004	2003	June 30, 2004
Cash flows from operating activities
Net loss	$(3,613,735)	$(1,282,955)	$(1,878,575)	$(903,461)	$(15,511,841)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	23,113	13,772	12,512	22,712	108,136
Amortization	—	—	—	—	7,786
Write off of patent	—	—	—	—	337,329
Common stock issued for consulting services	—	45,000	—	45,000	45,000
Write off of telephone system	—	—	—	—	1,538
Changes in operating assets and liabilities:
Accounts receivable	(37,774)	—	(26,138)	—	(49,978)
Due to/from related parties	(2,500)	(27,286)	—	25,988	(38,167)
Other receivables	221,352	(113,817)	14,637	(34,791)	(55,307)
Inventory, prepaid expenses and deposits	(103,410)	(362,947)	(28,685)	(402,626)	(242,778)
Accounts payable	149,480	307,016	(68,863)	191,264	679,403
Accrued expenses	81,961	311,985	(254,154)	280,619	966,039
Deferred grants	23,061	—	(5,689)	—	88,933
Other current liabilities	(13,854)	54,340	9,861	54,340	40,485

Cash flows used in operating activities	(3,272,306)	(1,054,892)	(2,225,094)	(720,955)	(13,623,422)
Cash flows from investing activities
Restricted cash	750,000	—	—	—	—
Purchase of furniture and equipment	(121,417)	(62,489)	(78,748)	(41,347)	(347,361)
Purchase of Patent	—	—	—	—	(345,115)

Cash flows provided by (used in) investing activities	628,583	(62,489)	(78,748)	(41,347)	(692,476)
Cash flows from financing activities
Bridge Loan from DVI	—	1,000,000	—	—	—
Net proceeds from issuance of preferred stock	5,484,083	—	2,803,246	—	15,807,506
Net proceed from follow-on private placement of common stock	583,523	—	48,221	—	583,523
Net proceeds from issuance of common stock	—	125,000	—	125,000	—
Increase of bank debt.	—	16,773	—	16,773	2,332,500

Cash flows provided by financing activities	6,067,606	1,141,773	2,851,467	141,773	18,723,529

Effect of exchange rate changes on cash	12,771	(32,142)	14,400	(241,570)	113,899

Net increase (decrease) in cash	3,436,654	(7,750)	562,025	(862,099)	4,521,530

Cash at beginning of period	1,084,876	119,139	3,959,505	973,488	—

Cash at end of period	$4,521,530	$111,389	$4,521,530	$111,389	$4,521,530

Supplemental Disclosures:
Cash paid for interest:	3,849	34,275	1,704	19,534	92,849
Cash paid for income taxes:	—	—	—	—	—

02Diesel Corporation
(A Development Stage Company)

1. Nature of Operations

O2Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition of ethanol as an oxygenate to these fuels. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending the Company’s additive with ethanol and various grades of diesel fuel in turn creates a proprietary clean burning fuel called O2Diesel™. The Company’s products are designed for use by diesel powered vehicles including centrally fueled truck and bus fleets, railroads, municipal fleets, and various types of diesel equipment used for on and off-road construction, mining and agriculture, as well as in stationary generators and port logistics facilities.

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

To date, the Company’s operations have been primarily focused on raising capital, performing product tests and demonstrations, and bringing its products to market in the U.S., Canada and Brazil. In April 2004, the Company signed a Supply and Distribution Agreement with a Saudi Arabian company for the sale of its product in Saudi Arabia and other Middle-Eastern countries. Additional studies must be completed to determine if the Company’s product is compatible with diesel fuels used in the region and to verify that it will perform adequately in the temperature ranges found in the harsh desert climates of the Middle East.

O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to “O2Diesel Corporation” effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (AAE). On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2Diesel for all periods presented.

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

On June 15, 2004, the American Stock Exchange approved an application to list 46,518,898 shares of the Company’s common stock under the symbol OTD. Trading of the Company’s shares on the exchange began July 1, 2004.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Allowance for Doubtful Accounts

Due to the limited volume of sales, concentrations of credit risk with respect to accounts receivable are limited. No allowance for doubtful accounts receivable was deemed necessary at June 30, 2004 or December 31, 2003.

02Diesel Corporation
(A Development Stage Company)

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

02Diesel Corporation
(A Development Stage Company)

2. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $3,770 and $7,945 for the three and six months ended June 30, 2004, respectively, and were $9,886 for the period October 14, 2000 (inception) through June 30, 2004. No shipping and handling costs were incurred for the three and six months ended June 30, 2003.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was nil for the three and six months ended June 30, 2004 and were nil and $62,500 for the three and six months ended June 30, 2003, respectively. Advertising costs were $500,000 for the period October 14, 2000 (inception) to June 30, 2004.

Research and Development Costs

Research and development costs are expensed as incurred.

Product Test and Demonstration Appropriations

The Company receives appropriations from U.S. governmental agencies to fund certain of its product testing and demonstration programs. The Company evaluates the conditions of the appropriation and either increases revenue, decreases expenses or reduces the cost of furniture and equipment depending upon the attributes of the underlying grant. Appropriations are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and that the monies under the grant will be received.

Net Loss Per Common Share (basic and diluted)

Basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the if-converted method. Diluted net loss per share excludes all potential dilutive common shares if their effect is anti-dilutive. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net loss and net loss per share would not have been materially different.

02Diesel Corporation
(A Development Stage Company)

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

Foreign Currency Translation

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining consolidated net income (loss). As of June 30, 2004, other comprehensive income included $113,899 of cumulative income from foreign currency translation.

Segment Reporting

The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows presented herein from inception (October 14, 2000) through June 30, 2004 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004.

02Diesel Corporation
(A Development Stage Company)

3. Government Appropriations

Appropriation from the Department of Energy:

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (DOE) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until November 30, 2004. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of June 30, 2004, the Company had incurred $753,950 towards completion of the contract, leaving a balance of $353,784 in costs to complete the contract. From the inception of the contract in December 2002 through June 30, 2004, the Company has billed NREL $603,160, of which $46,460 is included in other receivables as of June 30, 2004.

Appropriation from the Department of Defense:

In 2003, the Company received an appropriation of $1,000,000 from the Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program runs from October 7, 2003 to December 31, 2004. As of June 30, 2004, the Company had incurred $105,129 leaving a balance of $694,871 in costs to complete the program. Through June 30, 2004, the Company had achieved two milestones and, since inception, has billed $200,000 related to this Appropriation. All amounts billed had been received as of June 30, 2004.

4. Other Receivables

     Other receivables consisted of the following:

	June 30, 2004	December 31, 2003

NREL Appropriation	$46,460	$184,850
Reimbursement due from Cognis	8,847	11,809
CTC Appropriation	–	80,000

	$55,307	$276,659

5. Accrued Expenses

     Accrued expenses consisted of the following:

	June 30, 2004	December 31, 2003

Legal and professional fees	$466,400	$728,984
Financing fees	175,723	–
Marketing	50,000	50,000
Other	273,915	105,094

	$966,038	$884,078

02Diesel Corporation
(A Development Stage Company)

6. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses in each period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of June 30, 2004 are as follows:

Net operating loss carryforwards	$2,915,000
Accrued expenses and deferred revenue	162,000

Total deferred tax assets	$3,077,000
Valuation allowance	(3,077,000)

Net deferred tax assets	—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At June 30, 2004, the Company had Federal and state net operating loss carryforwards of approximately $6.9 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of June 30, 2004, the Company had an Irish net operating loss carryforward of approximately $187,000, that may be carried forward indefinitely, and a Brazilian net operating loss carryforward of approximately $287,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

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

As a result of the transaction, the historical financial statements of AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically; the historical stockholders’ equity of AAE prior to the transaction has been effected for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital; The accumulated deficit of AAE has been carried forward after the transaction; and the loss per share for all periods prior to the transaction has been restated to reflect the number of equivalent common shares received by AAE in the transaction.

02Diesel Corporation
(A Development Stage Company)

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

During the later half of 2003, the Company received subscriptions for the issuance of 754,900 additional shares of common stock in conjunction with a follow-on private placement. The Company received $952,350 in gross proceeds related to the subscriptions for 634,900 shares and has recorded a subscription receivable of $180,000 related to the subscriptions for the remaining 120,000 shares. In the first quarter of 2004, the Company received subscriptions for the issuance of 390,884 shares of common stock pursuant to the follow-on private placement. The Company received $386,325 in gross proceeds related to the subscriptions for 390,884 shares, and it collected gross proceeds of $150,000 for subscriptions that it received in calendar year 2003. A subscription receivable of $230,001 was recorded as of March 31, 2004 to reflect balances of $30,000 for subscriptions received in calendar year 2003 and $200,001 for subscriptions received in the first quarter of 2004. In the second quarter of 2004, the Company received gross proceeds of $50,001 related to subscriptions received in the first quarter of 2004, and cancelled and reversed the remaining balance of $180,000 in the subscription receivable account as of June 30, 2004.

Issuances of Preferred Stock:

In March 2004, the Company approved the designation of two new series of preferred shares. The new preferred shares, which consist of one million five hundred and fifty thousand (1,550,000) shares of Preferred Stock, are Series A and B 0% Convertible Preferred Stock, par value $.0001 (the “Series A Preferred Stock” and “Series B Preferred Stock”). Subsequent to approving the new Series A and Series B Preferred Stock, the Company immediately completed a transaction with a publicly traded investment trust on the London Stock Exchange in which it received approximately $2.8 million, net of all expenses including a finder’s fee, in exchange for all of the 800,000 shares of its Series A Preferred Stock. Effective March 29, 2004, the Company completed a second transaction with another publicly traded investment trust on the London Stock Exchange in which it received in May 2004 approximately $2.1 million, net of all expenses including a finder’s fee, in exchange for 600,000 shares of its Series B Preferred Stock. As part of the Series B transaction, the remaining 150,000 shares of Series B Preferred Stock were issued and placed in an escrow account. In May 2004, the 150,000 shares of Series B Preferred Stock were released from escrow to the same publicly traded investment trust, for which the Company received approximately $536,000, net of all expenses including a finder’s fee.

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Supply and Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the subsidiary for $1.00 provided certain sales targets are achieved. The warrant expires on July 10, 2006. To date, none of the sales targets have been achieved under the Supply and Distribution Agreement.

8. Related Party Transactions

A company controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. For the six and three months ended June 30, 2004 and 2003, and for the period from October 14, 2000 (inception) through June 30, 2004 the Company paid $14,430, $7,732, $13,587, $6,830 and $116,396, respectively to the company controlled by the Chairman.

Included in receivables due from related parties at June 30, 2004 is $49,709 due from Directors for the individual tax liability in Ireland attributable to certain consultancy fees paid during 2003 and $18,100 related to travel advances made to certain employees.

02Diesel Corporation
(A Development Stage Company)

9. Commitments

Operating leases

The Company leases certain office equipment under agreements that are accounted for as operating leases. As of June 30, 2004, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

2004	$39,293
2005	79,285
2006	81,530
2007	83,775
2008	78,680

Total	$362,563

Rent expense under the leases was $39,962 and $18,521 for the six and three months ended June 30, 2004 and was $41,224 for the period October 14, 2000 (inception) through June 30, 2004. The leases did not exist prior to December 2003.

Options

The Company has commitments to grant to certain of its Officers and Directors options to purchase 3.7 million shares of the Company’s Common Stock at $1.50 per share. The options will vest over three years and will expire 10 years from the effective date. These options will not be issued until the Company’s proposed stock incentive plan, which has been approved by the Company’s Board of Directors, is also approved by the stockholders. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

10. Saudi Arabian Supply and Distribution Agreement

On April 20, 2004, the Company signed a Supply and Distribution Agreement (“Saudi Agreement”) with a Saudi Arabian company (“Distributor”) under which the Distributor has been granted the exclusive rights for the sale and distribution of the Company’s additive and O2Diesel™ for three countries in the Middle East. As part of the Saudi Agreement, the Distributor has committed to order and take a minimum amount of additive during each year of the Saudi Agreement, which by its terms, is to continue for an initial period of five years with a right of renewal by the Distributor for two successive three year terms. In the event the Distributor fails to order and take delivery of the minimum amount required under the Saudi Agreement, the Company may invoice the Distributor for 75% of the quantity by which the actual amounts fall short of the required minimum. If the Distributor orders and takes more than the required minimum in a year, such excess may be carried over to subsequent years and counted towards the required minimums in future periods. It is important to note that the Company’s products have not yet been tested or proven in the harsh desert climates of the Middle East, nor have they been adequately tested with the grades of diesel fuel and ethanol produced and used in the region. To date, the Company has undertaken some preliminary research which has indicated that its product may only be compatible with certain diesel fuels used in the Middle East and may be capable of performing satisfactorily in the hot desert environment. The Company expects to assemble a team and develop a plan to carry out more in-depth tests in order to prove that its products are suitable for the climates and conditions existing in these countries. In addition, the Company will need to do extensive work to determine the types of vehicles and equipment in which the fuel can be used, as well as to do further work to understand the distribution facilities available for storing and dispensing O2Diesel™. The Company’s success in this region will also be dependent upon the Company’s ability to liaise closely with the Distributor to insure that there is an adequate supply of fuel grade ethanol available to blend with its additive and local diesel fuel. Lastly, as part of the sales and technical support to be provided to the Distributor, the Company will supply training and safety materials to persons and organizations to be identified by the Distributor.

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

ITEM 2. PLAN OF OPERATION

OVERVIEW

Business Plan:

Overview:

The Company is classified as a development stage company as shown on our unaudited consolidated financial statements for the period from inception (October 14, 2000) through June 30, 2004. In the second half of 2004, the Company expects to have sales of its additive and O2Diesel™ in sufficient volumes to cause the Company’s status as a development stage company to terminate.

During the second six months of 2004, we intend to continue our focus on generating sales to our targeted customers in the U.S., Canada and Brazil. In line with our sales initiatives, we have expanded our marketing efforts to target large municipalities and certain truck fleets to encourage these entities to use clean fuel as part their environmental strategies. We now also believe that opportunities for the sale and distribution for our products may exist in the Middle East and we intend to aggressively investigate this emerging market. As set forth in Item 5 of this report, we signed a Supply and Distribution Agreement with a Saudi Arabian company in April 2004, for the sale of our product in Saudi Arabia and other Middle-Eastern countries. Additional studies must be completed to determine if the Company’s product is compatible with diesel fuels used in the region and to verify that it will perform adequately in the temperature ranges found in the harsh desert climates of the Middle East.

Perhaps most importantly, we are continuing our efforts to establish and improve the logistics networks required for the delivery of our products. Finally, we will continue a series of product tests and demonstrations that relate directly to our sales initiatives and which are designed to meet the needs of our targeted customers. These tests are intended to confirm the integrity of our product for use in multiple vehicle types, various kinds of diesel equipment, and in different environments.

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

On June 15, 2004, the American Stock Exchange approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Our shares began to trade on the exchange on July 1, 2004.

United States and Canada:

Initially, our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:

➢ Current and projected quantity of diesel fuel consumption;

➢ High-population centers under strict air quality regulations;

➢ Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

➢ Off-road construction equipment;

➢ Diesel equipment used by port facilities and large-scale mining operations; and

➢ Marketing opportunities centered on public policy and a positive environmental image.

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

In the U.S., O2Diesel’s initial sales and marketing efforts have been focused on the states of California, Nevada and, Texas as well as the northeastern states of New York, New Jersey, Pennsylvania, Delaware and Connecticut. Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces. In each of these regions, our sales force will seek to identify potential customers that fit the profile for the use of O2Diesel’s products.

In selling into the U.S. and Canadian markets, the Company faces several challenges, centered around the logistics of delivering and dispensing O2Diesel™ to potential customers and on the need to install flame arrestors and other devices in vehicles and storage facilities. O2Diesel has devised parallel strategies to meet these challenges, as well as to position O2Diesel™ as a premium clean fuel.

Under the first element of our strategy, we intend to create a network of diesel fuel jobbers, who in turn have centrally fueled fleets as their customers. To date, we have signed supply and distribution agreements with nine jobbers located in the states of California, Nevada and Texas. We plan to sell additive to the jobbers and assist them in purchasing ethanol by locating ethanol suppliers or, in limited cases, purchasing and reselling ethanol to them. The jobbers will blend the additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. Our sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers will be to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff plans to work closely with each customer in the process of purchasing and installing flame arrestors in all vehicles, fuel cooling devices in some vehicles, as well as reviewing the customers’ fueling facilities for compatibility with O2Diesel™. In some cases, we will be responsible for sourcing and installing the flame arrestors and fuel cooling devices, arranging tank cleaning and filtering systems as necessary, and in cases where a customer may choose to perform these tasks, the Company will have an oversight role to insure that all parts and installation work comply with O2Diesel’s specifications.

As part of the second leg of our strategy, our sales force plans to market and sell O2Diesel™ directly to companies, governmental municipalities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction and mining companies as well as port facilities, railroads, and agricultural users. In these cases, we will likely be responsible for all logistics required to deliver O2Diesel™ to the customer. To achieve this goal, we intend to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additive for delivery to a customer’s central fueling location. O2Diesel will arrange for the purchase of ethanol and will supply additive and, in some cases, may even arrange for the purchase of diesel fuel by the customer. In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to insure that fuel is delivered on a timely basis. To accomplish this, O2Diesel is seeking to create a network of transportation providers, ethanol suppliers and in limited cases, wholesalers of diesel fuel. With large fleet customers, our technical staff will work closely with the customer to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging tank cleaning and filtering systems as necessary, as well as either purchasing and installing flame arrestors and fuel cooling devices or assisting the customer to do so.

As a part of our marketing strategy of targeting large municipal and certain company fleets, we have developed and are testing a marketing concept based on the customer incorporating into its environmental statements the benefits that using O2Diesel™ brings to the fuel user and the community. Preliminary marketing efforts have shown that an initiative encouraging companies and municipalities to integrate the use of O2Diesel™ into their environmental mission statements as part of their commitment to improve air quality may be a significant driver for the sale of O2Diesel™. As part of this concept, we will assist municipalities to defray the cost of using O2Diesel™ by arranging for corporate sponsors to participate with the municipalities in the cost and the benefits of being associated with using a clean burning fuel.

Brazil:

In Brazil, O2Diesel plans to target customers similar to those in the U.S. For Brazil, we are establishing our own sales and technical capabilities to substantially mirror what has been done in the U.S. We have joined with a Brazilian commodity firm that trades sugar and alcohol for the purpose of obtaining local assistance in our efforts to introduce our products into the Brazilian market. This Brazilian commodity firm owns 25% of O2Diesel’s Brazilian subsidiary. O2Diesel has targeted some of Brazil’s largest sugar growers and millers as potential customers for O2Diesel™, and we anticipate that our equity partner will play a significant role in selling to this sector. We also intend to market our fuel to municipalities and large fleets in Brazil using environmental initiatives similar to those we are designing for use in the U.S. and Canadian markets.

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

Brazil’s fuel distribution system is more concentrated than it is in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors who can deliver and distribute O2Diesel™ in Brazil. Failure to attract one or more distribution partners would likely set back our timetable for achieving market penetration in Brazil. Potential distribution partners have been identified but discussions are in the preliminary stages, and, as of the date of this report, there can be no assurance that we will reach a definitive agreement with any of these companies.

Cash Requirements and Liquidity:

Based on current projected level of operations and expected sales, we fully anticipate that we will need to raise additional funds by the end of the first quarter in 2005. In the first quarter of 2004, we completed two financings in which the Company issued newly-created preferred stock in exchange for approximately $5.5 million in net proceeds. These funds were received in March and May of 2004. In addition, during the first quarter of 2004, we received net proceeds of approximately $536,000 in a private placement of shares of our common stock. As of March 31, 2004, the Company closed the private placement and had a subscription receivable of approximately $230,001 as of that date. Subsequent to March 31, 2004, we collected gross proceeds of $50,001 and wrote off the remaining balance of $180,000 in the subscription receivable account.

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs. This overdraft facility was repaid and canceled during 2003. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. The Company has favorable trade terms with Cognis for the supply of additive. Under these terms, we expect to be able to purchase and sell our additive product and match the receipt of sales proceeds with payment for our additive inventory.

There are significant technical and logistical issues that are affecting our ability to generate sales, and these, in turn, will likely impact our ability to meet projected cash needs over the next twelve months. First, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board (ARB) set a number of conditions that must be adhered to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. This is a serious issue and has negatively impacted the Company’s ability to efficiently commercialize our products in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs are not yet available as an ‘off the shelf item’ for use with O2Diesel™. However, we are designing flame arrestors for use with O2Diesel™ and these are now undergoing tests to insure that they are capable of complying with all required specifications. Consequently, we have not obtained sufficient experience with sourcing, purchasing and fitting flame arrestors to vehicles and storage tanks to be able to accurately project the cost and time of completing these tasks. Moreover, there is insufficient history for the Company to be able to predict with certainty the manpower required to accomplish this work. In addition, we have learned that certain vehicles require the fitting of a fuel cooling device to insure that the vehicle runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles will increase our costs and is likely to complicate the sales process.

The second concern relates to the logistics, storage and maintenance of O2Diesel™ for fleets that are direct customers of the Company and customers of jobbers in the U.S., Canada and Brazil. To date, we have not completed the required logistics arrangements to identify and finalize the necessary infrastructure to insure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery and proper storage of O2Diesel™ to potential customers. In this regard, the Company has not fully completed the necessary research and logistics studies to make certain that the storage facilities of users are capable of meeting the standards necessary to store and dispense O2Diesel™.

Given our projected level of operating costs, the continuation of favorable trade terms from our major supplier and cash on hand as of the date of this report, we expect to have sufficient cash to fund our operations for the remainder of 2004. However, because of the delays in our ability to procure flame arrestors and because the logistics and storage tank issues have not been fully resolved, it is highly likely that additional funding will be needed during the first quarter of 2005 if we are to have sufficient operating capital to carry out our business plan. At the Company’s Board of Directors’ meeting in June 2004, our Board agreed and authorized management to raise additional capital. We have begun the process to do so. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in our efforts to raise additional funds. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. As of June 30, 2004, the Company has generated only $104,584 in product sales and has only minimal orders for either our additive or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may vary significantly in ways that could negatively impact the operations and cash position of the Company.

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

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

O2Diesel is responsible for the costs of testing our products. To date, these tests have generally been specific to the jurisdictions in which we intend to do business. For the remainder of 2004, we expect to pursue an ambitious program of testing O2Diesel products both in the laboratory and in field trials. In 2004 we plan to carryout the necessary testing to obtain both ARB and EPA verifications for the broadest possible array of engine families and uses. Other projected tests include using O2Diesel™ in large mining operations within the United States. We have initiated talks with two large mining companies in the western United States to begin the planning for use of O2Diesel™ in selected equipment at each mine. All of the above tests, which could cost as much as $2.0 million, will be conducted within the framework of existing grants received from the U.S. government. The completion of these tests should further validate the benefits of using O2Diesel™, and should assist in the marketing of our product. Based on government funding that we have received and additional government funding that we believe may be appropriated for these specific purposes, we estimate that as much as 80% of the costs for such laboratory tests and field trials may be funded by U.S. government agencies such as the Department of Energy and the Department of Defense.

In addition to testing O2Diesel™, the Company is continuing the process of assisting in the design and testing of new flame arrestor technologies for a wide range of vehicle applications. [For a more detailed explanation, see Note 3 to the Financial Statements on page F-9.]

In Brazil, we expect to spend approximately $60,000 in 2004 on testing protocols. The test protocols will be undertaken to insure that our additive and fuel complies with the government’s fuel and environmental laws and regulations. In addition, we expect that these tests will help to validate the use of O2Diesel™ in the various types of vehicles and the different grades of diesel fuel found in Brazil.

Employees:

At present, we have nineteen full-time employees of which fifteen are in the U.S. and four are in Brazil. For the remainder of the year, we plan to add seven full-time employees in the U.S. and three in Brazil which would bring our total employee count to twenty-nine by the year-end. In the U.S., we plan to hire one person for marketing support, five persons as field technical representatives, and one in accounting. Of the three new staff planned for Brazil, we anticipate that two will work in technical sales, and one in office administration.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to O2Diesel required to be included in its reports filed or submitted under the Exchange Act.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES.

During the quarter ended on March 31, 2004, O2Diesel received subscriptions for 390,884 shares of its common stock in the Private Placement at $1.50 per share for a total of $586,326. We received cash payments of $386,250 for these shares in the first quarter, and had a subscriptions receivable of $230,001 at March 31, 2004. We collected additional proceeds of $50,001 in the quarter ended June 30, 2004, and wrote off the remaining balance of $180,000 in the subscriptions receivable account as of June 30, 2004. Of which $30,000 was applicable to subscriptions received during 2003.

On March 12, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of 750,000 shares of O2Diesel Series B 0% Convertible Preferred Stock, par value $.0001 (“Series B Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series B Purchaser”) dated as of March 29, 2004, the Company issued to the Series B Purchaser, 600,000 shares of Series B Preferred Stock and placed 150,000 shares in escrow. The offering of the 600,000 Series B shares resulted in gross proceeds of $2.3 million to the Company. After deduction of fees and commissions, the Company received net proceeds of approximately $2.1 million for the 600,000 Series B shares. Under the Series B Purchase Agreement, as amended, the Company released the remaining 150,000 Series B Preferred shares in May 2004 and received gross proceeds of $572,000 which, after the payment of all expense, fees and commissions, resulted in net proceeds of approximately $536,000. The sale of the Series B Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On April 20, 2004 we signed a Supply and Distribution Agreement (“Saudi Agreement”) with a Saudi Arabian company (“Distributor”) under which the Distributor has been granted the exclusive rights for the sale and distribution of the Company’s additive and O2Diesel™ for three countries in the Middle East. As part of the Saudi Agreement, the Distributor has committed to order and take a minimum amount of additive

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

during each year of the Saudi Agreement, which by its terms, is to continue for an initial period of five years with a right of renewal by the Distributor for two successive three year terms. In the event the Distributor fails to order and take delivery of the minimum amount required under the Saudi Agreement, the Company may invoice the Distributor for 75% of the quantity by which the actual amounts fall short of the required minimum. If the Distributor orders and takes more than the required minimum in a year, such excess may be carried over to subsequent years and counted towards the required minimums in future periods. It is important to note that the company’s products have not yet been tested or proven in the harsh desert climates of the Middle East, nor have they been adequately tested with the grades of diesel fuel and ethanol produced and used in the region. To date, we have undertaken some preliminary research which has indicated that our products may only be compatible with certain diesel fuels used in the Middle East and may be capable of operating satisfactorily in the hot desert environment. We intend to assemble a team and develop a plan to carry out more in-depth tests in order to prove that our products are suitable for the climates and conditions existing in these countries. In addition, we will need to do extensive work to determine the types of vehicles and equipment in which our fuel can be used, as well as to do further work to understand the distribution facilities available for storing and dispensing O2Diesel™. It will also be imperative that we liaise closely with the Distributor to insure that there is an adequate supply of fuel grade ethanol available to blend with its additive and local diesel fuel. Lastly, as part of the sales and technical support to be provided to the Distributor, we will supply training and safety materials to persons and organizations to be identified by the Distributor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K and 8-A.

     (a) Exhibits

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

EXHIBIT INDEX
3.1(1)	Articles of Incorporation

3.2(3)	Articles of Amendment to change the Company’s name to O2Diesel Corporation (previously filed as Exhibit 1)

3.3(1)	Bylaws

4.1(1)	Specimen Stock Certificate

4.2(1	Stock Subscription Agreement

4.3(2)	$100,000 Promissory Note

10.1(1)	License Agreement

10.2(1)	Assignment of License

10.3(4)	Support Agreement (previously filed as Exhibit 1)

10.4(4)	Indemnity Escrow Agreement (previously filed as Exhibit 2)

10.5(4)	Option and Escrow Agreement (previously filed as Exhibit 3)

10.6(4)	Contribution and Cancellation Agreement (previously filed as Exhibit 4)

10.7(4)	Waiver Agreement (previously filed as Exhibit 5)

10.8(4)	Loan Agreement (previously filed as Exhibit 6)

10.9(4)	Form of Convertible Note (previously filed as Exhibit 7)

10.10(4)	Form of Employment Agreement between O2Diesel and Alan Rae (previously filed as Exhibit 8)

10.11(4)	Form of Employment Agreement between O2Diesel and David Koontz (previously filed as Exhibit 9)

10.12(4) (5)	Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)

10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture

10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board (previously filed as Exhibit 10.13)

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003 (previously filed as Exhibit 10.14)

10.16	Supply and Distribution Agreement between the Company and ALOBAYYA Corporation dated April 20, 2004 (filed herewith)

16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004

16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (filed herewith)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (filed herewith)

32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) the Securities and Exchange Act of 1934, as amended (filed herewith)

99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004

99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004

99.3(10)	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004

99.4(11)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004

(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 29, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on June 9, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003 and incorporated herein by reference.

(5)	O2Diesel applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(6)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003 on August 14, 2003 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003 on November 19, 2003 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K on February 6, 2004 and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004 and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004 and incorporated herein by reference.

02Diesel Corporation
(A Development Stage Company)
June 30, 2004

(b) Reports on Forms 8-K and 8-A.

O2Diesel filed the following current reports on Forms 8-K and 8-A during the quarter ended June 30, 2004:

Current report on Form 8-K filed on April 16, 2004, relating to the appointment of Rick Roger to the Board of Directors.

Current report on Form 8-A filed on June 23, 2004, relating to the registration and listing of the company’s common stock on the American Stock Exchange.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)
Date: August 13, 2004	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	By:	/s/ David Koontz
David Koontz
Chief Financial Officer (Principal Financial Officer)