Form 10QSB
period 2004-09-30
O2DIESEL CORP
filed 2004-11-12
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

(302) 266–6000
(Issuer’s telephone number)
Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2004, the registrant had 29,150,823 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes [   ] No [X]

02DIESEL CORPORATION
FOR THE QUARTER ENDED September 30, 2004

NOTE REGARDING FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-QSB contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability of O2Diesel to successfully compete in the fuel additive and fuel distribution business.

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

PART I. FINANCIAL INFORMATION
ITEM 1.

02Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	(unaudited)
	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$2,735,260	$1,084,876
Restricted cash	—	750,000
Accounts receivable	29,054	12,204
Due from related parties	54,378	65,309
Other receivables	72,143	276,659
Inventory	96,856	57,988
Prepaid expenses and deposits	139,956	81,380

Total current assets	3,127,647	2,328,416
FURNITURE AND EQUIPMENT
Office furniture equipment	167,415	115,948
Fuel and test equipment	132,607	52,731

	300,022	168,679
Less accumulated depreciation	(65,942)	(29,296)

	234,080	139,383

TOTAL ASSETS	$3,361,727	$2,467,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$401,416	$529,923
Accrued expenses	1,027,389	884,078
Due to related party	29,458	29,642
Deferred grants	146,513	65,872
Other current liabilities	73,182	54,339

Total current liabilities	1,677,958	1,563,854

TOTAL LIABILITIES	1,677,958	1,563,854
STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding	155	—
Common stock: par value of $0.0001; 100,000,000 shares authorized; 29,106,156 and 28,080,372 issued and outstanding respectively	2,911	2,808
Common stock subscribed 754,900 shares at December 31, 2003	—	1,132,350
Additional paid-in capital	18,765,463	11,745,765
Common stock subscriptions receivable	—	(180,000)
Accumulated other comprehensive income	96,792	101,128
Deficit accumulated during the development stage	(17,181,552)	(11,898,106)

Total Stockholders’ Equity	1,683,769	903,945

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,361,727	$2,467,799

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					October 14, 2000
	Nine months ended September 30,		Three months ended September 30,		(inception)
					through
	2004	2003	2004	2003	September 30, 2004
Revenue	$126,615	$—	$22,031	$—	$138,819
Expenses:
Cost of goods sold	92,306	—	16,030	—	103,577
Selling and marketing	1,446,282	770,313	499,821	585,304	4,195,824
Product testing and government grants, net	211,489	76,212	91,278	87,271	840,725
General and administrative	3,742,484	1,852,077	1,105,882	726,990	12,661,645

Total operating expenses	5,492,561	2,698,602	1,713,011	1,399,565	17,801,771

Operating loss	(5,365,946)	(2,698,602)	(1,690,980)	(1,399,565)	(17,662,952)
Other income (expense):
Interest expense	(8,698)	(39,627)	(4,846)	(5,412)	(99,221)
Interest income	17,128	2,782	7,409	3,729	30,310
Foreign currency gain (loss), net	(8,394)	26,782	18,266	(786)	56,224
Other income, net	82,464	653	443	653	348,445

Total other Income (expense)	82,500	(9,410)	21,272	(1,816)	335,758

Loss before provision (benefit) for income taxes	(5,283,446)	(2,708,012)	(1,669,708)	(1,401,381)	(17,327,194)

Provision (benefit) for income taxes	—	(44,769)	—	4,646	(145,642)

Net loss	$(5,283,446)	$(2,663,243)	$(1,669,708)	$(1,406,027)	$(17,181,552)

Net loss per share (basic and diluted)	$(0.18)	$(0.13)	$(0.06)	$(0.07)	$(0.60)

Weighted average shares outstanding used in calculating net loss per share:
Weighted average shares of common stock outstanding	28,996,722	46,719,703	29,106,156	47,097,481	62,141,045
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	(26,528,157)	—	(26,823,379)	(33,270,838)

Weighted average shares of common stock outstanding — giving effect to the recapitalization	28,996,722	20,191,545	29,106,156	20,274,101	28,870,206

02Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through September 30, 2004

									Deficit
							Common	Accumulated	Accumulated	Total
	Preferred Stock		Common Stock		Common	Additional	Stock	Other	During the	Stockholders’
					Stock	Paid - In	Subscriptions	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Receivable	Income	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	$430,088	—	$3,603,415	—	—	$(4,138,684)	$(105,181)
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031	—	—	—	1,509,841
Comprehensive Loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,476)	—	(4,476)
Net loss	—	—	—	—	—	—	—	—	(1,406,709)	(1,406,709)

Balance at December 31, 2001	—	—	67,189,810	671,898	—	4,871,446	—	(4,476)	(5,545,393)	(6,525)
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657	—	—	—	522,690
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(74,085)	—	(74,085)
Net loss	—	—	—	—	—	—	—	—	(1,712,803)	(1,712,803)

Balance at December 31, 2002	—	—	67,893,092	678,931	—	5,387,103	—	(78,561)	(7,258,196)	(1,270,723)
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444	—	—	—	125,000
Common stock issued for consulting services	—	—	200,000	2,000	—	43,000	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595	—	—	—	1,218,304

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—	(180,000)	—	—	952,350
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	179,689	—	179,689

Net loss	—	—	—	—	—	—	—	—	(4,230,296)	(4,230,296)

Balance at December 31, 2003	—	—	28,080,372	2,808	1,132,350	11,745,765	(180,000)	101,128	(11,898,106)	903,945
Common stock issued at $1.50 per share on various dates during 2004	—	—	1,025,784	103	(1,132,350)	1,535,770	180,000	—	—	583,523
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,483,928	—	—	—	5,484,083
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,336)	—	(4,336)
Net loss	—	—	—	—	—	—	—	—	(5,283,446)	(5,283,446)

	1,550,000	$155	29,106,156	$2,911	—	$18,765,463	—	$96,792	$(17,181,552)	$1,683,769

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,		Three months ended September 30,		October 14, 2000 (inception) through
	2004	2003	2004	2003	September 30, 2004
Cash flows from operating activities
Net loss	$(5,283,446)	$(2,663,243)	$(1,669,708)	$(1,406,027)	$(17,181,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,646	19,698	13,533	6,006	121,669
Amortization	—	—	—	—	7,786
Write off of patent	—	—	—	—	337,329
Common stock issued for consulting services	—	45,000	—	—	45,000
Write off of telephone system	—	—	—	—	1,538
Changes in operating assets and liabilities:
Accounts receivable	(16,850)	—	20,924	—	(29,054)
Due to/from related parties	10,747	(47,209)	42,889	(19,923)	(24,920)
Other receivables	204,516	(149,918)	(16,836)	(36,101)	(72,143)
Inventory, prepaid expenses and deposits	(97,444)	(574,800)	5,966	(211,853)	(236,812)
Accounts payable	(128,507)	325,966	(277,987)	18,950	401,416
Accrued expenses	143,311	445,651	61,350	133,666	1,027,389
Deferred grants	80,641	—	57,580	—	146,513
Other current liabilities	18,843	54,341	3,055	—	73,182

Cash flows used in operating activities	(5,031,543)	(2,544,514)	(1,759,234)	(1,515,282)	(15,382,659)
Cash flows from investing activities
Restricted cash	750,000	(1,500,000)	—	(1,500,000)	—
Purchase of furniture and equipment	(131,343)	(79,941)	(9,926)	(17,451)	(357,287)
Purchase of Patent	—	—	—	—	(345,115)

Cash flows provided by (used in) financing activities	618,657	(1,579,941)	(9,926)	(1,517,451)	(702,402)
Cash flows from financing activities
Bridge Loan from DVI	—	1,677,506	—	677,506	—
Net proceeds from issuance of preferred stock	5,484,083	—	—	—	5,484,083
Net proceed from follow-on private placement of common stock	583,523	—	—	—	1,535,873
Net proceeds from issuance of common stock	—	5,383,655	—	5,258,655	11,703,573
Increase/retirement of bank debt.	—	(806,468)	—	(806,468)	—

Cash flows provided by financing activities	6,067,606	6,254,693	—	5,129,693	18,723,529

Effect of exchange rate changes on cash	(4,336)	224,240	(17,110)	265,268	96,792

Net increase (decrease) in cash	1,650,384	2,354,478	(1,786,270)	2,362,228	2,735,260

Cash at beginning of period	1,084,876	119,139	4,521,530	111,389	—

Cash at end of period	$2,735,260	$2,473,617	$2,735,260	$2,473,617	$2,735,260

Supplemental Disclosure:
Cash paid for Interest	$8,698	$39,627	$4,846	$5,412	$99,221

O2Diesel Corporation
(A Development Stage Company)

1. Nature of Operations

O2Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition of ethanol as an oxygenate to these fuels. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending the Company’s additive with ethanol and various grades of diesel fuel, in turn, creates a proprietary clean burning fuel called O2Diesel™. The Company’s products are designed for use by diesel powered vehicles including centrally fueled truck and bus fleets, railroads, municipal fleets, and various types of diesel equipment used for on and off-road construction, mining and agriculture, as well as in stationary generators and port facilities.

The Company has co-developed its additive technology with Cognis Deutschland GmbH (Cognis), a German based manufacturer of specialty chemicals. Under its arrangement with Cognis, the Company has world-wide marketing and sales rights and Cognis has world-wide manufacturing rights. Cognis performs research and development work in conjunction with O2Diesel, and produces O2Diesel’s additive products for all of the regions targeted by the Company for commercialization of its additive products.

To date, the Company’s operations have been primarily focused on raising capital, performing product tests and demonstrations, and bringing its products to market in the U.S., Canada and Brazil. In April 2004, the Company signed a Supply and Distribution Agreement with a Saudi Arabian company for the sale of its additive product in Saudi Arabia and two other Middle-Eastern countries. Since the execution of the contract, the Company has encountered business and economic setbacks related to the contract that cause management to challenge the value of the contract. The Company now believes it is unlikely that this contract in its present form will have any value for the foreseeable future.

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

Restricted Cash

Restricted cash consists of cash held in the Company’s bank account. These funds were to be released based on the timing set forth in documents to the July 15, 2003 transaction, which provided for the release of the restricted funds in equal amounts on two dates – October 15, 2003 and January 15, 2004. Such funds were released on those dates.

O2Diesel Corporation
(A Development Stage Company)

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk and Allowance for Doubtful Accounts

Due to the limited volume of sales, concentrations of credit risk with respect to accounts receivable are limited. An allowance for doubtful accounts receivable of $26,097 was considered necessary at September 30, 2004. No allowance for doubtful accounts receivable was deemed necessary at December 31, 2003.

Inventories

Inventories, consisting of fuel additive and cetane held at third party locations, are stated at the lower of cost as determined using the first in, first out (FIFO) method or market value.

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

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $2,229 and $10,174 for the three and nine months ended September 30, 2004, respectively, and were $12,115 for the period October 14, 2000 (inception) through September 30, 2004. No shipping and handling costs were incurred for the three and nine months ended September 30, 2003.

Advertising Expenses

Advertising expenses are expensed as incurred. Advertising expense was nil for the three and nine months ended September 30, 2004 and was nil and $62,500 for the three and nine months ended September 30, 2003, respectively. Advertising expenses were $500,000 for the period October 14, 2000 (inception) to September 30, 2004.

O2Diesel Corporation
(A Development Stage Company)

2. Summary of Significant Accounting Policies (continued)

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

Stock Based Compensation

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation expense based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date, net loss and net loss per share would not have been materially different.

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

Foreign Currency Translation

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining consolidated net income (loss). As of September 30, 2004, other comprehensive income included $96,792 of cumulative income from foreign currency translation.

O2Diesel Corporation
(A Development Stage Company)

2. Summary of Significant Accounting Policies (Continued)

Segment Reporting

The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.

Reclassification

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows presented herein from inception (October 14, 2000) through September 30, 2004 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004.

3. Government Appropriations

Appropriation from the Department of Energy

In 2002, the Company received an appropriation of $1,107,734, which was increased to $2,039,650 as of September 15, 2004, from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until December 31, 2005. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of September 30, 2004, the Company had incurred $865,087 towards completion of the contract, leaving a balance of $1,174,563 in costs to complete the contract. From the inception of the contract in December 2002 through September 30, 2004, the Company has billed NREL $692,070, of which $64,942 is included in other receivables as of September 30, 2004.

Appropriation from the Department of Defense

In 2003, the Company received an appropriation of $1,000,000 from the Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program runs from October 7, 2003 to December 31, 2004. As of September 30, 2004, the Company had incurred $130,352 leaving a balance of $669,648 in costs to complete the program. Through September 30, 2004, the Company had achieved two milestones and, since inception, has billed $200,000 related to this appropriation. All amounts billed had been received as of September 30, 2004.

O2Diesel Corporation
(A Development Stage Company)

4. Other Receivables

     Other receivables consisted of the following:

	September 30, 2004	December 31, 2003
NREL Appropriation	$64,942	$184,850
Reimbursement due from Cognis	7,201	11,809
CTC Appropriation	—	80,000

	$72,143	$276,659

5. Accrued Expenses

     Accrued expenses consisted of the following:

	September 30, 2004	December 31, 2003
Legal and professional fees	$481,519	$728,984
Financing fees	175,723	—
Marketing	50,000	50,000
Other	320,147	105,094

	$1,027,389	$884,078

6. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses in each period.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of September 30, 2004 are as follows:

Net operating loss carryforwards	$3,609,000
Accrued expenses and deferred revenue	208,000

Total deferred tax assets	$3,817,000
Valuation allowance	(3,817,000)

Net deferred tax assets	—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At September 30, 2004, the Company had Federal and state net operating loss carryforwards of approximately $8.9 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of September 30, 2004, the Company had an Irish net operating loss carryforward of approximately $244,000, that may be carried forward indefinitely, and a Brazilian net operating loss carryforward of approximately $430,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

O2Diesel Corporation
(A Development Stage Company)

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

As a result of the transaction, the historical financial statements of AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically, the historical stockholders’ equity of AAE prior to the transaction has been affected for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital. The accumulated deficit of AAE has been carried forward after the transaction and the loss per share for all periods prior to the transaction has been restated to reflect the number of equivalent common shares received by AAE in the transaction.

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

During the later half of 2003, the Company received subscriptions for the issuance of 754,900 additional shares of common stock in conjunction with a follow-on private placement. The Company received $952,350 in gross proceeds related to the subscriptions for 634,900 shares and has recorded a subscription receivable of $180,000 related to the subscriptions for the remaining 120,000 shares. In the first quarter of 2004, the Company received subscriptions for the issuance of 390,884 shares of common stock pursuant to the follow-on private placement. The Company received $386,325 in gross proceeds related to the subscriptions for 390,884 shares, and it collected gross proceeds of $150,000 for subscriptions that it received in calendar year 2003. A subscription receivable of $230,001 was recorded as of March 31, 2004 to reflect balances of $30,000 for subscriptions received in calendar year 2003 and $200,001 for subscriptions received in the first quarter of 2004. In the second quarter of 2004, the Company received gross proceeds of $50,001 related to subscriptions received in the first quarter of 2004, and cancelled and reversed the remaining balance of $180,000 in the subscription receivable account because the subscriber elected not to purchase the shares.

Issuances of Preferred Stock

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

O2Diesel Corporation
(A Development Stage Company)

7. Stockholders’ Equity (continued)

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

8. Related Party Transactions

A company controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. For the nine and three months ended September 30, 2004 and 2003, and for the period from October 14, 2000 (inception) through September 30, 2004, the Company incurred $22,125, $7,695, $20,318, $6,731 and $124,091, respectively in expenses related to the company controlled by the Chairman.

In August 2004, certain of the corporate officers and all directors agreed to defer a portion of their salaries, directors’ fees and consulting fees for a three month period ending November 30, 2004. At September 30, the officers were owed $14,458 in deferred salaries, and the directors were owed $10,000 in deferred director’s fees and $5,000 for deferred consulting fees.

Included in receivables due from related parties at September 30, 2004 is $33,778 due from Directors for the individual tax liability in Ireland attributable to certain consultancy fees paid during 2003 and $20,600 related to travel advances made to certain employees.

9. Commitments

Operating leases

The Company leases certain office equipment under agreements that are accounted for as operating leases. As of September 30, 2004, future minimum lease payments under non-cancelable operating leases expiring in calendar years through 2008, were as follows:

2004	$20,066
2005	79,285
2006	81,530
2007	83,775
2008	78,680

Total	$343,336

Rent expense under the leases was $55,483 and $18,521 for the nine and three months ended September 30, 2004, respectively, and was $59,745 for the period October 14, 2000 (inception) through September 30, 2004. The leases did not exist prior to December 2003.

Options

The Company has commitments to grant to certain of its Officers and Directors options to purchase 3.7 million shares of the Company’s Common Stock at $1.50 per share. In general, the options will vest over three years and will expire 10 years from the date of grant. The stock incentive plan, which was previously approved by the Board of Directors, was approved by the shareholders at the Company’s annual general meeting on August 17, 2004. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date. No stock options had been granted as of September 30, 2004.

O2Diesel Corporation
(A Development Stage Company)

10. Saudi Arabian Supply and Distribution Agreement

On April 20, 2004, the Company signed a Supply and Distribution Agreement (“Saudi Agreement”) with a Saudi Arabian company (“Distributor”) under which the Distributor has been granted the exclusive rights for the sale and distribution of the Company’s additive and O2Diesel™ for three countries in the Middle East. As part of the Saudi Agreement, the Distributor has committed to order and take a minimum amount of additive during each year of the Saudi Agreement, which by its terms, is to continue for an initial period of five years with a right of renewal by the Distributor for two successive three year terms. In the event the Distributor fails to order and take delivery of the minimum amount required under the Saudi Agreement, the Company may invoice the Distributor for 75% of the quantity by which the actual amounts fall short of the required minimum. If the Distributor orders and takes more than the required minimum in a year, such excess may be carried over to subsequent years and counted towards the required minimums in future periods. Since the execution of the contract, the Company has encountered business and economic setbacks related to the contract that cause management to challenge the value of the contract. The Company now believes it is unlikely that this contract in its present form will have any value for the foreseeable future. The Company does not expect to take any action to compel performance under this contract by the Distributor.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

ITEM 2. PLAN OF OPERATION

OVERVIEW

Business Plan:

Overview:

The Company is classified as a development stage company as shown on our unaudited consolidated financial statements for the period from inception (October 14, 2000) through September 30, 2004. In the second half of 2004, the Company does not expect to have sales of its additive and O2Diesel™ in sufficient volumes to cause the Company’s status as a development stage company to terminate.

During the last three months of 2004, we intend to continue our focus on generating sales to our targeted customers in the U.S., Canada and Brazil. In line with our sales initiatives, we have expanded our marketing efforts to target large municipalities and certain truck fleets to encourage these entities to use clean fuel as part their environmental strategies. Earlier this year, we were led to believe that significant opportunities may exist for the sale and distribution of our products in Saudi Arabia and other countries in the Middle East. As set forth in Note 10 to the Financial Statements and Item 5 of this report, we signed a Supply and Distribution Agreement with a Saudi Arabian company in April 2004, for the sale of our product in Saudi Arabia and two other Middle-Eastern countries. Since the execution of the contract, the Company has encountered business and economic setbacks related to the contract that cause management to challenge the value of the contract. The Company now believes it is unlikely that this contract in its present form will have any value for the foreseeable future.

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

O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective September 10, 2003, in contemplation of the reverse acquisition of AAE. On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2 Diesel for all periods presented.

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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

United States and Canada:

Our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:

•	Current and projected quantity of diesel fuel consumption;

•	High-population centers under strict air quality regulations;

•	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

•	Off-road construction equipment;

•	Diesel equipment used by port facilities and large-scale mining operations; and

•	Marketing opportunities centered on public policy and a positive environmental image.

In the U.S., O2Diesel’s initial sales and marketing efforts have focused on the states of California, Nevada, Texas and, to a lesser extent, the northeastern states of New York, New Jersey, Pennsylvania, Delaware and Connecticut. Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces. In each of these regions, we will seek to identify potential customers that fit the profile for the use of O2Diesel’s products.

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

Under the first element of our strategy, we are working to create a network of diesel fuel jobbers, who have centrally fueled fleets as their customers. To date, we have signed supply and distribution agreements with ten jobbers located in the states of California, Nevada and Texas. We plan to sell additive to the jobbers and assist them in purchasing ethanol by locating ethanol suppliers or, in limited cases, purchasing and reselling ethanol to them. The jobbers will blend the additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. Our sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers will be to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff plans to work closely with each customer to facilitate the process of purchasing and installing flame arrestors in all vehicles, installing auxiliary fuel pumps in some vehicles, as well as reviewing the customers’ fueling facilities for compatibility with O2Diesel™. In some cases, we will be responsible for sourcing and installing the flame arrestors and fuel pumps, arranging tank cleaning and filtering systems as necessary, and in cases where a customer may choose to perform these tasks, we will have an oversight role to insure that all parts and installation work comply with O2Diesel’s specifications.

As part of the second leg of our strategy, our sales force plans to market and sell O2Diesel™ directly to companies, governmental municipalities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction and mining companies as well as port facilities, railroads, and agricultural users. In these cases, we will likely be responsible for all logistics required to deliver O2Diesel™ to the customer. To achieve this goal, we intend to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additive for delivery to a customer’s central fueling location. O2Diesel will arrange for the purchase of ethanol and will supply additive and, in some cases, may even arrange for the purchase of diesel fuel by the customer. In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to insure that fuel is delivered on a timely basis. To accomplish this, O2Diesel is seeking to create a network of transportation providers, ethanol suppliers and in limited cases, wholesalers of diesel fuel. With large fleet customers, our technical staff will work closely with the customer to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging tank cleaning and filtering systems as necessary, as well as purchasing and installing flame arrestors and fuel pumps or assisting the customer to do so.

As a part of our marketing strategy of targeting large municipal and certain company fleets, we have developed and are testing a marketing concept which at the outset has been directed primarily to municipal transit authorities. Under this concept, the municipality will incorporate into its environmental policy the benefits that using O2Diesel™ brings to the community. Preliminary marketing efforts have shown that an initiative encouraging municipalities to use of O2Diesel™ as

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

part of their commitment to improve air quality may be a significant driver for the sale of O2Diesel™. As part of this concept, we will assist municipalities to defray the cost of using O2Diesel™ by arranging for corporate sponsors to participate with the municipalities in the cost and the benefits of being associated with using a clean burning fuel. Following a successful launch with municipal fleets, we hope to begin testing this program with a few large commercial fleets. In these fleets, we will develop joint branding initiatives that leverage the benefits of using an environmentally friendly fuel as a marketing tool to obtain greater brand awareness linked to the added benefit of being a good corporate citizen. We anticipate that this program will gain the most traction in those states, such as California, Texas and Nevada that mandate the use of clean-burning alternative fuels.

Brazil:

In Brazil, O2Diesel plans to target customers similar to those in the U.S. We have established our own sales and technical capabilities in Brazil to substantially mirror what has been done in the U.S. In addition, we have joined with a Brazilian commodity firm that trades sugar and alcohol for the purpose of obtaining local assistance to introduce our products into the Brazilian market This Brazilian commodity firm owns 25% of O2Diesel’s Brazilian subsidiary. Together with our equity partner, we have targeted some of Brazil’s largest sugar growers and millers as potential customers for O2Diesel™. We also intend to market our fuel to municipalities and large fleets in Brazil using environmental initiatives similar to those we are designing for use in the U.S. and Canadian markets.

Brazil’s fuel distribution system is more concentrated than the fuel distribution network in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors who can deliver and distribute O2Diesel™ in Brazil. Failure to attract distribution partners would likely set back our timetable for achieving market penetration in Brazil. Potential distribution partners have been identified but discussions are in the preliminary stages, and, as of the date of this report, there can be no assurance that we will reach a definitive agreement with any of these companies.

Penetration of the Brazilian market has been slower than planned. As of the end of September 2004, we had only one customer using the fuel on a trial basis. This customer is one of the largest producers of sugar and ethanol in Brazil

Cash Requirements and Liquidity:

Based on our current projected level of operations and expected sales, we will need to raise additional funds by the end of the first quarter of 2005. In the first quarter of 2004, we completed two financings in which the Company issued newly-created preferred stock in exchange for approximately $5.5 million in net proceeds. These funds were received in March and May of 2004. In addition, during the first quarter of 2004, we received net proceeds of approximately $536,000 in a private placement of shares of our common stock. As of March 31, 2004, the Company closed the private placement and had a subscription receivable of approximately $230,001 as of that date. Subsequent to March 31, 2004, we collected gross proceeds of $50,001 and wrote off the remaining balance of $180,000 in the subscription receivable account because the subscriber elected to not purchase the shares.

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

Significant technical and logistical issues continue to affect our ability to generate sales, and these issues have led to a need to raise additional funds for working capital. First, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board (CARB) set a number of conditions that must be adhered to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. This is a serious issue and has negatively impacted the Company’s ability to efficiently commercialize its products in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs are not yet

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

available as an ‘off the shelf item’ for use with O2Diesel™. We are designing flame arrestors for use with O2Diesel™ and these are now undergoing tests to insure that they are capable of complying with all required specifications. However, it now appears that the costs of designing and fitting flame arrestors may be greater than what we previously thought to be the case. Consequently, we have still not obtained sufficient experience with sourcing, purchasing and fitting flame arrestors to vehicles and storage tanks to be able to accurately project the cost and time of completing these tasks. Moreover, there is insufficient history for the Company to be able to predict with certainty the manpower required to accomplish this work. In addition, we have learned that certain vehicles require the fitting of an auxiliary fuel pump to insure that the vehicle runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles will increase our costs and is likely to increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™.

Another concern relates to the logistics, storage and maintenance of O2Diesel™ for fleets that use our fuel. To date, we have not completed the required logistics arrangements to identify and finalize the best infrastructure to insure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery and proper storage of O2Diesel™ to potential customers. In this regard, the Company has not fully completed the necessary research and logistics studies to make certain the storage facilities of users are capable of meeting the standards necessary to store and dispense an ethanol based diesel fuel such as O2Diesel™. As part of this on-going learning curve, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is important that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. As part of the sales process, the Company has initiated procedures to obtain samples of both the diesel fuel and ethanol used to blend with our additive whenever a customer begins to use O2Diesel™.

Given our projected level of operating costs, the continuation of trade terms from our major supplier and cash on hand as of the date of this report, we expect to have sufficient cash to fund our operations for the remainder of 2004. However, because of the delays in our ability to procure flame arrestors and because we have not been able to fully resolve all of the issues concerning logistics, storage tanks and fuel grade ethanol, we must raise additional funding by the end of the first quarter of 2005 if we are to have sufficient operating capital to carry out our business plan. At the Company’s Board of Directors’ meeting in June 2004, our Board authorized management to raise additional capital. We have begun the process to do so. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. During the nine months ended September 30, 2004, the Company has generated only $126,615 in product sales and has only minimal orders for either our additive or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact the operations and cash position of the Company.

Research & Development:

O2Diesel has an agreement with Cognis Deutschland GmbH (“Cognis”) for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Under this agreement, O2Diesel has the worldwide rights to market and sell the additive products and Cognis has the worldwide rights to manufacture the additive. Under the terms of this agreement, O2Diesel is not required to incur any research and development expenditures, but we are required to share equally in the legal costs to file all patent applications and to maintain all patents.

We are responsible for the costs of testing our products. To date, these tests have generally been specific to the jurisdictions in which we intend to do business. For the remainder of 2004, we expect to pursue a program of testing our products both in the laboratory and in field trials. In 2005 we plan to carryout the necessary testing to obtain both CARB and EPA verifications for the broadest possible array of engine families and uses. Other projected tests include using O2Diesel™ in large mining operations within the United States. Negotiations are underway with two large mining companies in the western United States for each of them to use O2Diesel™ in selected mining equipment. Each mine operator has given a favorable response to participating in a test program, but additional planning is required to design the trials and to develop the test protocols for each program. Almost all of the above tests, which could cost as much as $2.0 million, are expected to be conducted within the framework of existing grants received from the U.S. government. Based on government funding that we have received and additional government funding that we believe may be appropriated for these specific purposes, we

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

estimate that as much as 80% of the costs for such laboratory tests and field trials may be funded by U.S. government agencies such as the Department of Energy and the Department of Defense.

In addition to testing O2Diesel™, the Company is continuing the process of assisting in the design and testing of new flame arrestor technologies for a wide range of vehicle applications. [For a more detailed explanation, see Note 3 to the Financial Statements on page F-8.]

In Brazil, we expect to spend approximately $60,000 in 2004 on testing protocols. The test protocols will be undertaken to insure that our additive and resultant fuel complies with the government’s fuel and environmental laws and regulations. In addition, we expect that these tests will help to validate the use of O2Diesel™ in the various types of vehicles and with different grades of diesel fuel found in Brazil.

Employees:

At present, we have twenty full-time employees of which sixteen are in the U.S. and four are in Brazil. For the remainder of the year, we plan to add three full-time employees in the U.S. and one in Brazil, which would bring our total employee count to twenty-four by the year-end. In the U.S., we plan to hire one person for marketing support and two persons as field technical representatives. In Brazil, we anticipate that the new employee would be in technical sales.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 2 and March 12, 2004,the Company filed Certificates of Designation with the Secretary of State of the State of Washington defining the rights of holders of O2Diesel Series A and B 0% Convertible Preferred Stock, par value $.0001 (“Series A and B Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series A Purchaser”) dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A Preferred Stock.

As initially contemplated, the Series A Preferred Stock was to be convertible into the Company’s common stock at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 45.5% of the Series A Fixed Conversion Price. In no event will the Series A Purchaser receive more than approximately 4,395,604 nor less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock. The Series A Preferred Stock is subject to a two-year restriction on transfer.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series B Purchaser”) dated as of March 29, 2004, the Company issued to the Series B Purchaser, 600,000 shares of Series B Preferred Stock and placed 150,000 shares in escrow. In May 2004, the Company released the remaining 150,000 Series B Preferred shares to the Series B Purchaser.

As initially contemplated, the Series B Preferred Stock was to be convertible into the Company’s common stock at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In no event will the Series B Purchaser receive more than approximately 4,109,589 nor less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock. The Series B Preferred Stock is subject to a two-year restriction on transfer.

The sales of the Series A and B Preferred Stock were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

Each of the Series A and B Preferred Stock certificates were amended in September 2004 to change the floor conversion price and to change the terms governing the sale and transfer of the shares. The changes are as follows:

Changes to Series A Preferred Stock:

The minimum price at which the Purchaser could convert the Series A Preferred shares into our Common stock was set at forty-five and five tenths percent (45.5%) of the Fixed Conversion Price of four dollars ($4.00). Thus, the minimum price for conversion was one dollar and eighty-two cents. In September 2004, we agreed to reduce the minimum conversion price to twenty-seven and four tenths percent (27.4%) of the Fixed Conversion Price, which now results in a minimum conversion price of one-dollar ($1.00). The Purchase Agreement covering these shares was amended to add a provision which prevents the Purchaser from converting the Series B Preferred Shares into Common Stock for a period of two years (2) following the Closing Date of the Transaction.

Changes to Series B Preferred Stock:

The minimum price at which the purchaser could convert the Series B Preferred shares into our Common stock was set at fifty percent (50%) of the Fixed Conversion Price of three dollars and sixty-five cents ($3.65). Thus, the minimum price for conversion was one dollar and eighty-two and one-half cents ($1.825). In September 2004, we agreed to reduce the minimum conversion to twenty-seven and four tenths percent (27.4%) of the Fixed Conversion Price, which now results in a minimum conversion price of one-dollar ($1.00). The Purchase Agreement covering these shares was amended to add a provision which prevents the Purchaser from converting the Series B Preferred Shares into Common Stock for a period of two years (2) following the Closing Date of the Transaction.

SUBSEQUENT CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual general meeting on August 17, 2004 and the following matters were submitted to a vote of the shareholders.

1.	The election of six (6) persons as directors of the Company to serve in three classes (Class A, Class B and Class C) having staggered terms of three (3) years, or until their respective successors shall have been duly elected and qualified;

a)	Mr. Hendrik Rethwilm and Mr. Karim Jobanputra were elected as Class A directors to hold office until the 2005 annual meeting of stockholders.

b)	Mr. Richard Roger and Mr. David Koontz were elected as Class B directors to hold office until the 2006 annual meeting of stockholders.

c)	Mr. Anthony Dean-Smith and Mr. Alan Rae were elected as Class C directors to hold office until the 2007 annual meeting of stockholders.

Pursuant to its Bylaws, the Company is required to elect one class of new directors at each annual general meeting. Directors serve for a term of three years.

2.	The approval of an amendment to the Company’s Bylaws to increase the maximum size of our Board of Directors to 9 members from 6 members. Taking action to increase the size of the Board was necessary in order to give the Company more flexibility in complying with certain regulations of the American Stock Exchange (AMEX) which requires that a majority of the Board of Directors qualify as being independent as defined by the AMEX.

3.	The change of the Company’s state of incorporation from Washington to Delaware. We believe that Delaware’s General Corporation Law (“DGCL”) is the most extensive and well-defined body of corporate law in the United States. Accordingly, we believe that reincorporation under Delaware law will prove to be beneficial to the Company because of the greater predictability of the DGCL as well as the overall responsiveness of the state’s legislature and courts to the needs of corporations organized in Delaware.

4.	The adoption of the Company’s 2004 Stock Incentive Plan. We believe that the creation of a stock incentive plan is a necessary part of the Company’s long-term strategy to attract and retain key employees who will be needed to develop and grow the business of the Company.

5.	The ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2004.

All of the above matters were adopted by the shareholders at the annual general meeting held on August 17, 2004. The votes cast in respect of the above matters are set forth in the following table:

Votes Cast	Rethwilm	Jobanputra	Roger	Koontz	Dean-Smith	Rae
For	9,823,667	9,827,588	9,828,988	9,828,988	9,828,988	9,828,988
Withhold	0	1,400	0	0	0	0
Abstain	2,000	2,000	2,000	2,000	2,000	2,000
Not Voted	0	0	0	0	0	0

Total	9,825,667	9,830,988	9,830,988	9,830,988	9,830,988	9,830,988

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

	Increase	Delaware	Stock	E & Y
Votes Cast	Board (2)	Corp (3)	Plan (4)	Auditor (5)
For	9,661,620	9,112,681	8,927,800	9,829,988
Withhold	169,368	0	168,383	1,000
Abstain	0	0	16,498	0
Not Voted	0	718,307	718,307	0

Total	9,830,988	9,830,988	9,830,988	9,830,988

ITEM 5. OTHER INFORMATION.

On April 20, 2004 we signed a Supply and Distribution Agreement (“Saudi Agreement”) with a Saudi Arabian company (“Distributor”) under which the Distributor has been granted the exclusive rights for the sale and distribution of the Company’s additive and O2Diesel™ for three countries in the Middle East. As part of the Saudi Agreement, the Distributor committed to order and take a minimum amount of additive during each year of the Saudi Agreement, which by its terms, is to continue for an initial period of five years with a right of renewal by the Distributor for two successive three year terms. In the event the Distributor failed to order and take delivery of the minimum amount required under the Saudi Agreement, the Company may invoice the Distributor for 75% of the quantity by which the actual amounts fall short of the required minimum. Since the execution of the contract, the Company has encountered business and economic setbacks related to the contract that cause management to challenge the value of the contract. The Company now believes it is unlikely that this contract in its present form will have any value for the foreseeable future. The Company does not expect to take any action to compel performance under this contract by the Distributor.

ITEM 6. EXHIBITS

     Exhibits

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

EXHIBIT INDEX

10.16	Supply and Distribution Agreement between the Company and ALOBAYYA Corporation dated April 20, 2004. (1)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (filed herewith)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (filed herewith)

32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) the Securities and Exchange Act of 1934, as amended (filed herewith)

99.5	Articles of Amendment to the Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on September 15, 2004 (filed herewith)

99.6	Articles of Amendment to the Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on September 10, 2004 (filed herewith)

99.7	Amendment to Convertible Preferred Stock Purchase Agreement by and between O2Diesel Corporation and the Purchaser named therein, dated as of September 1, 2004 (filed herewith)

99.8	Amendment to Convertible Preferred Stock Purchase Agreement by and between O2Diesel Corporation and the Purchaser named therein, dated as of September 1, 2004 (filed herewith)

(1)	Previously filed as Exhibit 16.3 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004 on August 13, 2004 and incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2004

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION
(Registrant)

Date: November 12, 2004	By: /s/ Alan Rae

Alan Rae
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2004	By: /s/ David Koontz

David Koontz
Chief Financial Officer
(Principal Financial Officer)