Form 10KSB
period 2004-12-31
O2DIESEL CORP
filed 2005-03-31
CIK 1117458

O2Diesel Corporation
(A Development Stage Company)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)
☑ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

OR
☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from               to               .

Commission file number: 000-32217

O2Diesel Corporation

(Name of small business issuer in its charter)

Delaware	91-2023525

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Commerce Drive Suite 301

Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (302) 266-6000
Securities registered under Section 12(b) of the Exchange Act:

(Title of Class) None	Name of exchange on which registered None

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

Yes ☑	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Registrant’s revenues for its most recent fiscal year: $127,451

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 11, 2005, computed by the average bid and asked price as of March 11, 2005, at which the stock was sold, was $38,861,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 24, 2005, the registrant had 29,150,823 shares of common stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-KSB shall not be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended (“Securities Act”) or the Securities Exchange Act of 1934, as amended (“Exchange Act”). Other documents incorporated by reference are listed in the Exhibit Index.

O2Diesel Corporation
(A Development Stage Company)

INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2004

PAGE
PART I
Item 1 Description of Business	1
Item 2 Description of Property	9
Item 3 Legal Proceedings	9
Item 4 Submission of Matters to a Vote of Security Holders	9

PART II
Item 5 Market for Common Equity and Related Stockholder Matters	9
Item 6 Management’s Discussion and Analysis or Plan of Operation	11
Item 7 Consolidated Financial Statements	16
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 8A Control and Procedures	16
Item 8B Other Information	16

PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	16
Item 10 Executive Compensation	17
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	17
Item 12 Certain Relationships and Related Transactions	17
Item 13 Exhibits	18
Item 14 Independent Registered Public Accounting Firm Fees and Services	20

SIGNATURES
Exhibit Index

CERTIFICATIONS

O2Diesel Corporation
(A Development Stage Company)

NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and the Company’s future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability of O2Diesel to successfully compete in the fuel additive and fuel distribution businesses.

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

O2Diesel Corporation
(A Development Stage Company)

PART I

Item 1. Description Of Business

(a) Form and Year of Organization

O2Diesel Corporation (“O2Diesel” or the “Company”) is a development stage company and has developed a proprietary additive product designed to enable distillate liquid transportation fuels to burn cleaner by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company’s operations continue to be primarily focused on raising capital, performing product tests and demonstrations and bringing its product to market.

O2Diesel Corporation’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2 Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (“AAE”). On July 15, 2003, O2Diesel Corporation acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock (the “Offer”). As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the consolidated financial statements of AAE are now treated as the base financial statements of O2Diesel for all periods presented.

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

Subsequent to the Offer and during 2003, the Company undertook an effort to raise an additional $3.5 million through a follow-on private placement. Pursuant to this follow-on financing, the Company issued 1,025,784 shares of its common stock at $1.50 per share for total proceeds of $1,535,770. The follow-on private placement was closed as of March 31, 2004.

On December 29, 2004, the Company consummated a merger (the “Reincorporation Merger”) with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation (“O2Diesel Delaware”) in order to reincorporate in the State of Delaware (the “Reincorporation”). The Reincorporation Merger was affected pursuant to an Agreement and Plan of Merger entered into between the Company and O2Diesel Delaware on December 29, 2004. The Reincorporation was submitted to a vote of, and approved by, the Company’s shareholders at its annual meeting held on August 16, 2004. As a result of the Reincorporation, the legal domicile of the Company is now Delaware. The merger became effective on December 31, 2004.

The Company’s audited consolidated financial statements for the year ended December 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2004, the Company has a working capital deficiency of $106,693 and has accumulated losses of $18,626,120. Further, the Company has been notified by the American Stock Exchange (the “AMEX” or “Exchange”) that it is not in compliance with the listing standards of the AMEX. Management has concluded that additional equity must be raised in 2005 in order for the Company to have sufficient cash to execute its business plan, and to be in compliance with the AMEX’s listing requirements.

In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company’s common stock, $5.0 million at a price of $0.70 per share. The first private placement is for just under $2.0 million and the second private placement is for just over $3.0 million. As part of this transaction, the Company is obligated to comply with certain conditions in connection with the first $2.0 million private placement and is also obligated to satisfy still other conditions applicable to the $3.0 million private placement. Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company will seek shareholder approval for the $3.0 million private placement at its next annual stockholders’ meeting, which is scheduled to be held in the second quarter of 2005.

By March 18, 2005, the Company, under the terms of the $2.0 million private placement, had received subscriptions for 2,103,429 shares of its common stock for total proceeds of $1,472,400 and had received cash of $1,379,100, before payment of an 8% commission and other expenses, leaving subscriptions receivable of $93,300. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions.

O2Diesel Corporation
(A Development Stage Company)

In addition, the Company has received subscriptions under the terms of the remaining $3.0 million private placement for which the conditions have not yet been satisfied, or waived.

As set forth in Part II, Item 5 of this report, management has stated that, as part of its plan submitted to and accepted by the AMEX, total equity of approximately $11.0 million, inclusive of the $2.0 million and $3.0 million private placements, will need to be raised in order for the Company to be in compliance with the listing standards of the AMEX by June 2006. If the Company is successful in raising $11.0 million in new equity in 2005, management believes it will have sufficient cash to execute its business plan through December 31, 2005, and to be in compliance with the listing standards of the AMEX by June 2006.

It is the Company’s intention to raise equity of $11.0 million in 2005, but there can be no assurance that it will be able to do so.

(b) Business of O2Diesel

Principal Products and Markets:

O2Diesel has developed a proprietary additive product designed to improve the performance of distillate liquid transportation fuels by facilitating the addition to these fuels of ethanol, which is an oxygenate. More specifically, the Company’s core product, O2D05, is a fuel additive that can be made from soybean oil, other vegetable oils, or animal fats. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending O2D05 with ethanol and various grades of diesel fuel in turn creates a proprietary clean burning fuel called O2Diesel™. Extensive testing in the laboratory and in real world trials has been carried out on O2D05 and O2Diesel™. These tests have demonstrated that the use of the fuel can produce significant and verifiable reductions in emissions. As an example, test data from a wide range of tests has shown the following reductions in harmful emissions:

Up to a 70% reduction in visible smoke;
Up to a 46% reduction in particulate matter (“PM”);
Up to a 30% reduction in carbon monoxide; and
Up to a 6% reduction of oxides of nitrogen (“NOx”).

By way of background, fuel ethanol has been blended with gasoline for over 25 years in the U.S. and even longer in Brazil, with the combined benefits of improving air quality, reducing the use of petroleum based fuels and increasing the demand for agricultural products. Because of the incompatibility of diesel fuel and ethanol in a stand-alone environment, it has not been possible to combine ethanol and diesel fuel to produce a stable motor fuel. The Company’s additive, O2D05, permits diesel fuel to be blended with ethanol to produce a fuel that is suited for use by centrally fueled truck and bus fleets, off-road diesel equipment and other diesel powered machinery. However, some changes may be necessary to prepare vehicles and equipment to use the fuel, as well as to the storage and delivery systems used to dispense it.

The Company has identified the U.S., Canada and Brazil as its first target markets, with its immediate focus on the U.S. and Brazil. O2Diesel’s strategy, with the support and resources of its commercial partners, is to create end-user demand from centrally fueled on and off-road diesel fleets.

Potential customers in the U.S. and Canada include:

•	Urban truck and delivery fleets;

•	Municipal transit authorities (public and private);

•	Government fleets (municipal, state, and federal);

•	Port logistical equipment;

•	Construction equipment;

•	Mobile or stationary power generators;

•	Railroads; and

•	Military (non-tactical) vehicles.

The U.S. market for diesel fuel is large and growing. It has been estimated by the International Energy Agency that the use of diesel fuel in the U.S. exceeds 60 billion gallons per year, of which the amount used by on-road and off-road vehicles and other equipment is approximately 39 billion gallons annually.

O2Diesel Corporation
(A Development Stage Company)

Basic to the success of the Company’s sales program is the availability of abundant supplies of fuel grade ethanol. According to statistics compiled by the Renewable Fuels Association, domestic ethanol plants in 2004 produced 3.4 billion gallons of ethanol, an increase of 21% over 2003. At the end of 2004, there were 81 plants producing ethanol with another 16 under construction, which, at completion, are expected to have an annual capacity of about 4.4 billion gallons.

Moreover, production capacity is predicted to rise to 5 billion gallons in 2005, according to a January 2003 study conducted by the California Energy Commission. At present, the Company does not anticipate any supply problems in securing sufficient amounts of ethanol for use in the U.S. and Canada.

At the end of 2004, four customers in the U.S. were using the Company’s fuel on a trial basis. We learned during 2004 that first-time users of O2Diesel™ wanted to test the fuel in a small portion of their fleets before committing all of their vehicles to it. Usually, these trials ran for a period of three months or more and involved 10% or less of the vehicles in a prospective fleet.

In March 2004, O2Diesel began operations in Brazil through its 75% owned subsidiary, O2Diesel Químicos Ltda. Brazil is one of the pioneers in the use of ethanol and has a long history of manufacturing ethanol as a by-product from the production of sugar. Due to the low cost and availability of ethanol, Brazil’s transportation sector has used large amounts of this renewable fuel for the last three decades. Fuel ethanol has become an important fuel in Brazil due to its positive effects on the creation of jobs in the sugar industry and as a means of reducing the country’s dependence on imported diesel fuel, of which Brazil is a net importer. Moreover, both the government and the sugar producers have sought various means to increase the demand for sugar and sugar derivatives.

To assist in the launch of O2D05 and O2Diesel™ in Brazil, we have formed an alliance with a large commodities trading firm headquartered in Rio de Janeiro that specializes in trading sugar and alcohol. However, during 2004, this partner did not perform to our expectations, and this has, in part, impeded our commercialization efforts in Brazil. Because of this, the Company has determined that, similar to the U.S., it must hire and train its own sales force to achieve meaningful sales in Brazil.

According to recent market studies, approximately 8.2 billion gallons of diesel fuel are consumed by Brazil’s transport sectors. As in the U.S. market, we will initially target centrally fueled truck and bus fleets as our first customers.

Brazil experienced the same profile of testing by potential customers as that found in the U.S. During 2004, one sugar mill tested O2Diesel™ in only a small portion of its truck fleet.

To summarize, the potential customers for O2Diesel™ in Brazil include the following:

•	Trucks - sugar / alcohol mills

•	Trucks - transport companies; and

•	Buses - large municipalities.

Later, our Brazilian subsidiary will seek to widen its market to include:

•	Trucks — non-transport companies, and

•	Buses — intercity.

In the U.S. and Canada, we expect to distribute our product, O2D05, directly to jobbers. “Jobbers” is a term in the fuel industry to describe companies that have a supply infrastructure that facilitates the purchase, blending, storage and delivery of fuel, which may include O2Diesel™. After purchasing our additive, jobbers will be responsible for all of the logistics necessary to blend the components to produce O2Diesel™. In most cases, they will purchase diesel and ethanol and blend these with our additive. At the time of sale of the O2Diesel™, the jobber will deliver the fuel using its own transportation fleet, common carriers or fuel trucks of its customer.

For the U.S., Canada and Brazil, we also intend to have our sales force market O2Diesel™ directly to large centrally fueled fleets of vehicles and equipment, where the user would typically have its own refueling infrastructure. In these cases, we must arrange for the delivery of O2Diesel™ to the customer’s central fueling location. In limited situations, O2D05 by itself may be sold to large, central fleet customers, but in these cases, the customer must have the proper facilities to blend diesel fuel with fuel grade ethanol and additive. In most situations, we or the customer will contract with jobbers or other fuel transportation companies to blend and deliver the O2Diesel™.

O2Diesel Corporation
(A Development Stage Company)

To plan for the logistics necessary to deliver O2Diesel™, we are in the process of establishing a reliable network of ethanol producers and providers of fuel transportation services.

Some progress towards creating a network was achieved in 2004, but much needs to be done to arrive at the point where we have a seamless distribution network to serve our major markets.

For large centrally fueled fleets, the methods of distribution will be substantially the same for customers whether they are in the U.S., Canada or Brazil. However the distribution of fuel in Brazil poses a potentially greater challenge than that in the U.S.

This occurs because there are only a few companies in Brazil that deliver petroleum fuels to the end user. As such, we have fewer choices from which to select partners in Brazil to establish an infrastructure for the distribution of our fuel.

Competitive business conditions and position in the marketplace:

In general, competition to O2Diesel’s technology may be split into three categories:

1.	Ethanol-diesel blended fuel technologies (e-diesel);

2.	Exhaust after treatment technologies; and

3.	“Other” fuels.

Within the first category, which comprises e-diesel fuel technologies, we believe there are a number of competitor companies that have or are attempting to develop fuel additives to compete with O2D05. Based on limited market information, and even though some of the competing technologies are owned by larger and better financed corporations, it appears that none of the technologies are as advanced as that of O2D05. Other cost effective diesel fuel additive technologies, such as detergents and metallic combustion improvers, are subject to significant regulatory issues that may affect their commercial viability.

Various exhaust after treatment technologies are available in the marketplace to reduce emissions. Many of these technologies are designed for use on new vehicles, and, as such, may take several years to have an impact on emissions over a large vehicle population. In addition, these after treatment technologies may have higher implementation costs including the cost of vehicle retrofits, which may also be expensive. We do not view exhaust after treatment technologies as being in direct competition to O2Diesel™. Moreover, we are exploring testing these devices with our fuel to confirm whether additional benefits can be achieved when the two technologies are used together.

Other competing fuels include Ultra-Low Sulfur Diesel (“ULSD”) and bio-diesel. Beginning in mid-2006, the diesel fuel specifications for the U.S. will change to require the use of ULSD for all on-highway use. ULSD is defined as having less than 15 parts per million sulfur, and this low level is necessary to allow current exhaust after treatment technologies to work effectively. ULSD is more expensive than regular diesel and is in limited supply in the U.S. because of a lack of refinery capacity. ULSD is available mostly in California, Texas and the Northeast. We believe that our product, O2Diesel™, may also work effectively with ULSD in a manner that enhances the benefits of exhaust after treatment technologies. As a long-term strategy, we expect to look for opportunities to work with refiners and distributors of ULSD as a means of broadening the market for both fuels - ULSD and O2Diesel™.

Bio-diesel is a biomass-derived fuel similar in composition and performance to “conventional” low sulfur diesel. It has been designated by the Department of Energy as an “alternative fuel” and is mostly sold as a 20vol% blend with regular diesel fuel. Bio-diesel has some excellent fuel characteristics, but it also has a number of significant drawbacks, among which, are its cost, lack of availability and limited emissions benefits.

O2Diesel Corporation
(A Development Stage Company)

Below is a table which gives a brief overview of the advantages and disadvantages of the broad ranges of technologies that may be considered as competing with O2Diesel’s fuel technologies. (This summary is not intended to be all-inclusive for competing technologies.)

Lower Emissions
Options	Advantages	Disadvantages
Bio-diesel	Renewable content	Variable quality, low availability and high price

Exhaust after Treatment Technology	Effective; may be required for 2007 model vehicles	High cost, owner resistance and usually used in conjunction with ULSD

Ultra Low Sulfur Diesel	No alteration to infrastructure; enables after-treatment technology; important long-term player	Limited availability and more expensive than regular diesel

Gas to Liquid & Fischer Tropsch	Clean fuel and low cost materials	High production cost, long lead time, price volatility

Hydrogen Gas/Fuel Cells	Ultra clean vehicles	Still at early research stage

Diesel-Water emulsions	Reduces both PM and NOx	Poor fuel stability, reduced power and high cost

In Brazil, there are both domestic and foreign companies seeking to develop an ethanol diesel blending additive, but we believe that none of these potential competitors have perfected their respective technologies.

Sources and availability of raw materials:

O2Diesel has a cooperation agreement with Cognis Deutschland GmbH (“Cognis”) for the manufacture and marketing of the Company’s additive globally. Cognis has manufacturing facilities in each country in which we intend to sell our product. According to Cognis, these plants have sufficient capacity to produce enough product to allow us to meet our budgeted sales for the United States, Canada and Brazil for the next twelve months. Cognis has informed us that it does not anticipate there will be any shortages of raw material over the next twelve months. And to date, Cognis has supplied all of the additive required and has done so on a timely basis.

Dependence on one or a few major customers:

At the end of 2004, the Company was still a development stage company. We reported sales of only $127,451 in 2004, but charged off approximately $26,097 of these sales to support the various tests of our fuel being run by our customers. Beginning in 2005, we expect to begin selling our products in commercial volumes. Only then will we start to develop a customer profile sufficiently large enough to allow us to affirmatively state that we will not be dependent on just one or even a few major customers. However, given the usage of diesel fuel in our target markets, U.S., Canada and Brazil, the drive of local and national governments to press for cleaner air legislation, and the mandates for our potential customers to comply with these legislative requirements, it is unlikely that we will be dependent in any of these markets on one or even a few large customers. Notwithstanding the foregoing, we have almost no sales history and cannot yet know for certain what our likely customer base will be or if one will develop at all.

Because of the many fuel distribution companies in the U.S. and Canada, it is unlikely that we will be dependent upon one or only a few large companies to distribute O2Diesel™. However, this may not be true for Brazil. For example, in Brazil, the country’s fuel distribution network is concentrated among a small number of large companies. Thus, it is possible, and perhaps likely, that we could become dependent on one or two large distributors for the sale of O2Diesel™ in Brazil. In 2004, we entered into a Memorandum of Understanding with Brazil’s sixth largest fuel distributor, by which this company is to be given the exclusive right to distribute O2Diesel™ in the Southeast and Southern parts of Brazil.

O2Diesel Corporation
(A Development Stage Company)

Patents/Trademarks:

As part of our cooperation agreement with Cognis, we and Cognis are the joint owners of all patents covering both the use and composition of O2D05. Patent applications have been filed in twelve countries for O2D05, including the U.S., Canada, Brazil, and Europe. For this purpose, Europe is counted as one country. As such, the patent application for Europe covers 20 countries, including the more populous countries of the U.K., France, Germany, Italy and Spain. The patent applications for the U.S. Brazil and Canada are pending. All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. We also have a number of patents that have been issued that relate to the predecessor technology of O2D05. As a strategic measure, the Company continues to fund all costs necessary to maintain some of these patents. O2Diesel is the sole owner of these latter patents, which in general cover the use and composition of its prior generation technology.

We have filed trademark registration applications in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel as well as a figurative logo of the words.

This past year, we developed a new marketing initiative which is styled as CityHome™. On November 11, 2004, we filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. An application was also filed for the trademark “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” covering one class of goods and services.

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

In the U.S., O2Diesel is continuing the process to obtain regulatory approvals at various levels of government. At the federal level, the primary regulatory body from which the necessary approvals are required is the U.S. Environmental Protection Agency (“EPA”) which, among other things, regulates the on-highway use of motor fuels. The process of becoming a registered fuel for on-highway use is complex, costly and time-consuming. In 2003, O2Diesel completed a substantial portion of the process leading to registration when an independent laboratory completed all testing necessary to demonstrate that O2Diesel™ met the EPA’s “Tier 1” Health Effects Testing requirements. There is a second battery of test protocols required to comply with the EPA’s “Tier 2” Health Effects requirements. It is unclear whether the Tier 2 tests will have to be performed. If Tier 2 testing is required, completing all of the test protocols could require substantial expense and time. In general, Tier 1 tests are designed to measure and confirm emissions data and their effects on human health. Tier 2 tests are intended to measure the same factors but to a much greater degree and in a more thorough manner. As noted below, a new series of tests are being performed in California during 2005 to meet certain standards mandated by the state. If these tests are successful, we are hopeful that they will obviate the need to perform the EPA’s Tier 2 tests.

Pending satisfaction of, or waiving the EPA’s Health Effects Testing requirements, O2Diesel™ may be sold for on-highway use under the grant of a broad EPA “experimental fuel” waiver from the on-highway fuel/fuel additive registration requirements.

States set strict requirements for the sale and distribution of motor fuels, and provide certain incentives for the use of cleaner-burning fuels. Certain states also levy disincentives for the use of “dirtier” fuels, often in the form of monetary penalties. With the exception of California, which is permitted to set stricter state standards, all state motor fuel regulations are ultimately governed by EPA policies set forth in the Clean Air Act.

In 2003, O2Diesel achieved regulatory recognition (known as “verification”) in California granted by the California Air Resources Board (“CARB”) for O2Diesel™ as an “alternative diesel fuel,” thus making the fuel eligible for state and local incentives. During this same period, the Division of Measurement Standards (“DMS”) of the California Department of Food & Agriculture designated O2Diesel™ as a “developmental engine fuel” which is a requirement for a fuel to be marketed legally in the state if it lacks an ASTM specification.

O2Diesel Corporation
(A Development Stage Company)

O2Diesel™ does not have an ASTM specification. As a condition to permitting the sale of O2Diesel™ in California, CARB mandated, among other things that, in the case of storage or use of O2Diesel™, fuel storage tank vents, vehicle tank vents and fill openings must be fitted with flame arrestors.

In 2005, we plan to conduct a series of tests to qualify O2Diesel™ as a Diesel Emissions Control Strategy fuel in California as well as a TxLed equivalent fuel in Texas. If these tests are successful, we are hopeful that they will overcome the potential requirement to complete the EPA’s Tier 2 test protocols.

In August 2004, Nevada’s Division of Environmental Regulation approved O2Diesel™ as an “alternative fuel”. Nevada requires that state, county and municipal fleets of 10 or more vehicles must use an alternative fuel rather than regular transportation fuels such as gasoline or diesel fuel.

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

Various governmental approvals are required to sell O2Diesel™ in Brazil. These approvals are administered and granted by two Brazilian agencies — ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2Diesel™ may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2Diesel™ as an alternative diesel fuel. In addition, IBAMA, approved O2Diesel™ for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2Diesel™ to be sold to specific customers and for specific regions in Brazil.

Effect of existing or probable governmental regulations:

Regulations may affect new motor fuel products by raising barriers to entry (thus keeping out untested products that lack proof of claims for performance) or by providing incentives for products that help achieve public policy goals.

O2Diesel began an intensive testing program in 1999 which will continue through 2005. For the most part, this testing is designed to provide proof to federal, state and local regulatory bodies as well as to the military that O2Diesel™ has a positive impact in reducing emissions that contribute to ground-level ozone in urban areas, and that it will reduce toxic particulate matter emissions. Some of these agencies may provide incentives for the use of such products in cases where the benefits of using the products can be verified.

Regulations for motor fuels may have the effect of limiting competition from products that cannot prove their claims to regulators, while giving others that can an advantage in the marketplace. Moreover, the availability of federal, state and local incentives to encourage the use of verified products may make O2Diesel™ a cost-effective fuel for fleets seeking to comply with tougher new air quality regulations. As an example of these incentives, the U.S. government permits a credit against excise tax for ethanol blended with diesel fuel. In prior years, this incentive was computed differently, was more complex and was subject to a number of limitations, the most significant being that it did not apply to ethanol diesel blends used in off-road vehicles and equipment.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (P.L. 108-357). This new law made important changes to the existing law by allowing a refundable excise tax credit for ethanol blended with diesel fuel. The new law, which is called the “Volume Ethanol Excise Tax Credit” (VEETC) extends the credit through December 31, 2010. Generally, it provides that a credit may be taken at $0.51 per gallon for ethanol blended with diesel fuel used for both on-road and off-road applications. O2Diesel™, when blended with the appropriate ethanol, qualifies for this new excise tax credit.

The Company is not aware of any incentives for the use of its additive or fuel in Brazil.

O2Diesel Corporation
(A Development Stage Company)

Estimate of the amount of time spent during each of the last two fiscal years on research and development activities:

O2Diesel has an agreement with Cognis for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Under the terms of this agreement, O2Diesel is not required to devote time or incur any research and development expenditures for the work performed by Cognis, but we are required to share equally in the legal costs to prepare, file and maintain all patent applications and issued patents. See section below — Costs and effects of complying with environmental laws.

Costs and effects of complying with environmental laws:

O2Diesel is faced with very few costs for it to comply with environmental laws and regulations. However, we have incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations.

In the case of O2Diesel™, many of the tests required by the U.S. government have been funded by governmental appropriations. More specifically, in 2004, we spent about $532,000 in the U.S. in connection with governmental, sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense. For a more detailed description of government appropriations, see Note 3 to the Financial Statements on page F-12.

At the start of 2005, the Company had government test programs in progress with total remaining costs of approximately $2.9 million. A wide array of tests and product demonstrations are being carried out under these programs.

Included are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and in California to use O2Diesel™ in a fleet of refuse trucks. Other test programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. As part of this same work, tests are being carried out that would allow O2Diesel™ to become a TxLed equivalent fuel in Texas. Still other tests will include using O2Diesel™ in mining equipment as well as seeking to obtain a military procurement specification for the fuel. Based on the government funding in place, we believe that approximately 80% of the costs to conduct all of these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

In 2004, we spent about $22,000 in Brazil for research and development projects and to obtain approvals for O2Diesel™ from the agencies that are responsible for the country’s petroleum industry and environmental laws. Brazil’s environmental agency, IBAMA has classified O2Diesel™ as an alternative diesel fuel, and ANP, Brazil’s national petroleum agency, has granted approvals in specific cases for the sale and use of O2Diesel™.

For 2005, we anticipate spending about $20,000 for various product and vehicles tests in Brazil.

Employees:

O2Diesel has fifteen full-time employees, twelve of which are in the U.S. and three in Brazil. During this past year, we have relied on consultants to assist in commercializing our technology and to help us in key technical areas. We expect to continue this practice in 2005. At present, we employ fifteen consultants; three in marketing; two for sales; two in business development; four as field technicians, three as laboratory technicians and one in government contracts.

(c) Reports to Security Holders:

We are currently subject to the reporting requirements of the Exchange Act, and we file periodic reports including annual Form 10-KSB and quarterly Form 10-QSB, and other information with the Securities and Exchange Commission (the “SEC”). In addition, we will upon request, furnish stockholders with our Form 10-KSB containing audited consolidated financial statements and Forms 10-QSB. We will provide without charge to each person who receives a copy of this Form 10-KSB, upon written or oral request, a copy of any information that is incorporated by reference in this Form 10-KSB (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Such request should be directed to O2Diesel Corporation, Attention: Investor Relations, 100 Commerce Drive, Suite 301, Newark, DE 19713, telephone 302-266-6000. Our web site is www.o2diesel.com.

For further information with respect to us, reference is made to all other reports and information that we have filed with the SEC, which may be inspected and copied at the public reference facilities of the SEC in Washington D.C.

O2Diesel Corporation
(A Development Stage Company)

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

Item 2. Description of Property

O2Diesel owns no real property. We rent 4,950 square feet of office space located at 100 Commerce Drive, Suite 301, Newark, Delaware, 19713, under a five-year lease entered into in December 2003. This space serves as the corporate headquarters of the group. The aggregate cost of this office space over the lease term is $392,875, plus common area charges that are billed monthly to the Company. We also have a small laboratory of about 2,500 square feet in Wilmington, Delaware, rented under a three month lease for $1,063 per month, which expires May 31, 2005.

In the first quarter of 2004, we rented office space of about 650 square feet in Sao Paulo, Brazil, under a lease of 18 months, costing about $700 per month. In addition, we have rented a small office in Curitiba, Brazil, paying $450 on a month to month lease. Our Curitiba office was established to serve the local market and to provide technical support for customers in that region.

We own office equipment costing approximately $154,000 and test and fuel storage equipment costing about $173,000, for a total of $327,000. Total purchases of test and storage equipment in 2004 amounted to $120,000 and additions to office furniture and equipment totaled about $60,000.

Test equipment acquired in 2004, includes $13,000 for our new laboratory and approximately $27,000 for a diesel truck, which we are using in conjunction with our laboratory to test O2Diesel™. In 2004, we purchased a fuel storage tank costing $45,000 that is used for our government projects. We also purchased a pump and peripheral equipment costing $35,000 for a storage tank used by one of our jobbers in Texas. The additions of $60,000 to furniture and office equipment consisted of furniture, computers and related equipment.

Item 3. Legal Proceedings

O2Diesel is not a party to any legal proceedings as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders through solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information:

Effective May 16, 2001, the Company’s shares of common stock were accepted for quotation on the National Association of Securities Dealers Over-the-Counter Bulletin Board quotation service.

On June 15, 2004, the American Stock Exchange approved our application to list 46,518,898 shares of our common stock under the symbol OTD. Trading of our shares on the Exchange began July 1, 2004.

In December 2004, we were notified by the AMEX that O2Diesel was not in compliance with the Exchange’s listing standards. Specifically, because of continuing losses and the fact that our shareholders’ equity had fallen below $2.0 million, we had failed to meet the required listing standards.

In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we shall take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing standards. During this period, we will be subject to periodic reviews by the AMEX to confirm that we are meeting the goals set forth in our Plan. As of June 2006, our shareholders’ equity must be $6.0 million or more in order for us to be in compliance with the Exchange’s listing rules. To achieve that amount, we anticipate having to raise a total of approximately $11.0 million in new equity during 2005. Failure to regain compliance with the AMEX’s listing standards within the required time frame will likely lead to the Exchange initiating delisting procedures for shares of our common stock.

O2Diesel Corporation
(A Development Stage Company)

The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per share common stock bid prices by quarter for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002:

Quarter Ended	High (1)	Low (1)
December 31, 2004(1)	$1.88	$0.75
September 30, 2004(1)	3.68	0.64
June 30, 2004(1)	3.73	3.60
March 31, 2004(1)	3.71	3.55
December 31, 2003(1)	3.71	3.35
September 30, 2003(2)(1)	3.52	1.20
June 30, 2003(1)	1.20	1.01
March 31, 2003(1)	1.20	1.15

(1)	Source of Information: Reuters

(2)	First quarter ended after July 15, 2003 transaction with AAE Technologies International Plc.

Holders of Common Equity:

As of March 23, 2005, there were 29,150,823 shares of our common stock outstanding, held by in excess of 777 stockholders of record.

Dividends;

To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities:

As part of the Offer, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the “Follow-On Private Placement”). In the Follow-On Private Placement, we raised $1,535,770, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share. The Follow-On Private Placement was closed on March 31, 2004.

There was no underwriter involved in the Follow-On Private Placement. Sales of common stock under the Follow-On Private Placement that were completed in non-U.S. transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act. The sales of common stock under the Follow-On Private Placement to accredited U.S. investors were exempt pursuant to Regulation D promulgated under the Securities Act.

As disclosed in our current report on Form 8-K filed with the SEC on March 12, 2004 and incorporated herein by reference, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of O2Diesel Series A 0% Convertible Preferred Stock, par value $.0001 (“Series A Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series A Purchaser”) dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A Preferred Stock. The offering resulted in gross proceeds of approximately $3,200,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series A Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

The Series A Preferred Stock was initially convertible into the Company’s common stock at a variable conversion ratio which was the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-five percent (25.0%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Purchaser may not convert Series A Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series A Purchaser receive more than 8,000,000 or less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock. The Series A Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series A Purchaser are incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)

On March 12, 2004, the Company filed a Certificate of Designation with the Secretary of State of the State of Washington defining the rights of holders of O2Diesel Series B 0% Convertible Preferred Stock, par value $.0001 (“Series B Preferred Stock”). Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series B Purchaser”) dated as of March 29, 2004, the Company issued to the Series B Purchaser, 750,000 shares of Series B Preferred Stock. The offering resulted in gross proceeds of approximately $3,000,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series B Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

The Series B Preferred Stock was initially convertible into the Company’s common stock at a variable conversion ratio which was the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-seven and four tenths per cent (27.4%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Purchaser may not convert Series B Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series B Purchaser receive more than 7,500,000 or less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock. The Series B Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series B Purchaser are incorporated herein by reference.

As of March 18, 2005, in a private placement (the “$2.0 million Private Placement”) of our common stock, we had received subscriptions for 2,103,429 shares of our common stock at a price of $0.70 per share. Also, as of this date, we had received cash of $1,379,100, before payment of an 8% commission due upon receipt of the cash proceeds, and had a subscription receivable of $93,300.

There was no underwriter involved in the $2.0 million Private Placement. Sales of common stock under the $2.0 million Private Placement are exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D promulgated under the Securities Act.

Subscribers to the $2.0 million Private Placement are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of the $2.0 million Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of the $2.0 million Private Placement.

Item 6. Management’s Discussion and Analysis or Plan Of Operation

Business Plan:

The Company is classified as a development stage company as shown on our consolidated financial statements for the year ended December 31, 2004. In 2004, we expected to have sales of our O2D05 additive and O2Diesel™ in sufficient volumes to cause our status as a development stage company to terminate. Now, we anticipate that a change in our status as a development stage company will occur in 2005. During 2005, we intend to devote our efforts to generating sales to our targeted customers in the U.S., Brazil and to a lesser extent, Canada, expand sales and sponsorship revenues under our CityHome™ initiative, and continue to improve our logistics network for the delivery of our products. In addition, we plan to continue a series of product tests and demonstrations that relate directly to our sales efforts, including having O2Diesel™ designated as a Diesel Emissions Control Strategy fuel in California and a TxLed equivalent fuel for Texas.

United States and Canada:

Initially, our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:

Current and projected size of diesel fuel consumption:

•	High-population centers under strict air quality regulations;

•	Municipal transit fleets with an emphasis on public policy and a positive environmental image;

•	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

•	Off-road diesel powered equipment; and

•	Diesel equipment used by port facilities and large-scale mining operations.

O2Diesel Corporation
(A Development Stage Company)

In the U.S., O2Diesel’s sales and marketing efforts for fleet sales will be focused on the states of Texas and California, as well as the northeastern states of New York, New Jersey and Pennsylvania.

Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the US, no significant resources will be devoted to Canada.

In late 2003, when we first began our sales efforts, we intended to rely heavily on our marketing partner, Octel-Starreon (“Octel”), to launch O2Diesel™ in the U.S. and Canadian markets. During 2004, both we and Octel agreed that Octel did not have the ability or the time to take an active role in selling our products. Until December 2004, Octel served as our exclusive sales agent for the U.S. and Canada. In December 2004, we terminated our existing agreement with Octel and entered into a new agreement by which it agreed to become a non-exclusive sales agent for the same territories. Under this new agreement, Octel will earn a smaller commission on sales than it would have earned under the previous one. Also, as part of the new agreement, Octel will provide to us, on an as needed basis, laboratory and other technical assistance, including a quality control function.

As a result of changing our agreement with Octel, we have hired an internal sales force to advance our sales efforts. During 2004 our sales force identified potential customers that fit the profile to use O2Diesel™. These were mainly centrally fueled fleets that were served by jobbers. In selling to these customers, we faced several challenges. Almost all of these challenges centered on the logistics for delivering O2Diesel™ to the customer. O2Diesel has devised parallel strategies to meet our sales goals, and we are continuing to perfect these strategies.

Under the first element of our strategy, we have signed distribution agreements with 10 jobbers, who in turn have centrally fueled fleets as their customers. We plan to sell additive to the jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchase of ethanol. The jobbers will blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff will work jointly with each jobber and it’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each customer is to provide safety and training materials covering the use of our fuel. In addition, O2Diesel’s technical staff plans to work with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we will be responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™

During 2004, we developed a new sales and marketing concept styled as CityHome™. This program stresses the environmental benefits of our fuel and is designed to improve the air quality in urban locations. We expect this initiative to be a key component of our sales strategy. In short, CityHome™ provides a means for municipal transit agencies to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel. CityHome™ programs are now being rolled out on a limited basis, mostly to municipal fleets in smaller cities in the Midwestern states. We have been successful in attracting fuel distributors to work with us in getting this initiative started.

Currently, we have two cities using O2Diesel™ in CityHome™ installations, and we are in discussions with several others to participate in the program. Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us, less the portion of the fees used to defray the incremental costs of O2Diesel™ and to cover the expenses of administering each program. We believe that CityHome™ will become one of the mainstays of our sales and marketing strategy. Following its launch in several smaller cities, CityHome™ will be marketed to larger municipalities throughout the U.S.

As another part of our sales strategy, O2Diesel’s sales force plans to market and sell O2Diesel™ directly to large centrally fueled fleets, government municipalities and others that operate centrally fueled fleets of diesel powered equipment.

O2Diesel Corporation
(A Development Stage Company)

These target customers may initially include truck and bus fleets, construction and mining companies as well as port facilities, and, later on, railroads, agricultural users, and the military.

In these cases, we will likely be responsible for all logistics required to deliver O2Diesel™ to the customer. To achieve this end, we intend to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additives for delivery to a customer’s central fueling location. We will supply our additive and may purchase the ethanol for delivery to the fuel supplier, although our clear preference is to not finance the purchase of ethanol for our customers. In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to insure that fuel is delivered on a timely basis. In this regard, O2Diesel is seeking to create a network of ethanol suppliers and fuel transportation providers. With these large fleet customers, our technical staff will work closely with each in all facets necessary to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging for the cleaning of tanks and filtering systems as necessary, as well as either purchasing and installing flame arrestors and other devices or assisting the customer to do so.

In Brazil, O2Diesel plans to target customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent, centrally fueled truck fleets. We have established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planed. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to reduce our overhead and will scale back our marketing plans until we have a solid base of customers in Brazil.

Brazil’s fuel distribution system is more concentrated than that found in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. In January 2005, we signed a Memorandum of Understanding with a company reported to be the sixth largest fuel distributor in Brazil. This company will serve as our exclusive distributor for O2Diesel™ in the South and Southeastern regions of Brazil. Failure to attract distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.

Cash Requirements and Risk Factors:

Based on current projected levels of operations and expenditures, we will need to raise additional funds over the next twelve months. To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs. This overdraft facility was repaid and cancelled during 2003. However, if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. We have favorable trade terms with our supplier of additive, but there is no assurance that these will continue. Recently, the supplier in the U.S. indicated that it may wish to renegotiate the trade terms for the supply of additive to us. To the extent the original terms continue, we expect to be able to purchase and sell our additive product and match the receipt of sales proceeds to the payment for our additive purchases.

Significant technical and logistical issues continued to affect our ability to generate sales in 2004. These issues have led to a need to raise additional funds to be used not only for working capital, but, also, to allow us to meet the listing standards of the American Stock Exchange.

First, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement has proven to be a serious issue and has negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs are not yet available as an ‘off the shelf item’ for use with O2Diesel™.

During most of 2004, we had an active research and development effort underway to design flame arrestors and adaptors for vehicles that use O2Diesel™. Some of these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. As other flame arrestors are perfected, they will be subjected to the required tests. However, we have now learned that the time and costs of designing and fitting flame arrestors are greater than what we previously thought. Even though we have gained a significant amount of technical knowledge during 2004, we have still not obtained sufficient experience with sourcing, purchasing and fitting flame arrestors for all types of vehicles and storage tanks to be able to accurately project the cost and time of doing so.

O2Diesel Corporation
(A Development Stage Company)

Moreover, there is insufficient history for us to be able to predict with certainty the manpower required to accomplish this work. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles will increase our costs and is likely to increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market.

All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, the time it takes to do the conversion work may be the most limiting factor to efficiently bring on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we want our customers to do much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel is further limited by making arrangements for the customers’ vehicles to be in one place long enough to affect the required changes. In some cases for safety, insurance or union reasons, customers will require that they do all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel.

Another concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that may use the fuel. To date, we have not completed the required logistics arrangements to identify and finalize the best infrastructure to insure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery of O2Diesel™ to potential customers and it’s proper storage once delivered. In particular, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer’s refueling station. We have made important strides in working with customers to insure that their storage facilities are compatible with O2Diesel™. Even with the experience we have gained over this past year, we have not fully completed the necessary research and logistics studies to make certain that the storage facilities of all users are capable of meeting the standards necessary to store and dispense an ethanol based diesel fuel such as O2Diesel™.

As part of this on-going learning curve, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a critical need, and is a task that we will devote more time to in 2005.

In order to insure quality, we have developed a quality control function that constantly tests the ethanol used by all customers. We have also learned that it is necessary to test the quality of diesel blended with our additive and ethanol. Establishing our own laboratory facility has been a significant help to us in developing quality control standards, and for carrying out the tests that are necessary in preparing a fleet for conversion to use O2Diesel™. None of these tests are time consuming nor technically difficult, but they are critical to ensuring that our product functions as intended. As we gain more experience, it may not be necessary to conduct the level and frequency of tests that we expect to do over this coming year.

The technical challenges over this past year have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which should prove helpful as we continue our efforts to commercialize our technology.

Given our projected level of expenses and the cash on hand as shown on our consolidated audited balance sheet at December 31, 2004, it is clear that we lack adequate cash to conduct our business according to our business plan. On January 21, 2005, we retained the services of a company that committed to raise $2.0 million at a per share price of $0.70 within 30 days. This transaction did not close within 30 days, but both parties continued to work towards raising the $2.0 million. As of March 18, 2005, we completed a series of subscription agreements with investors who subscribed to 2,103,429 shares of our common stock for total proceeds of $1,472,400, of which we have received cash of $1,379,100 before payment of an 8% commission and other expenses, leaving subscriptions receivable of $93,300.

O2Diesel Corporation
(A Development Stage Company)

The same company that was retained to raise the $2.0 million has also been retained to raise an additional $3.0 million at a price equal of $0.70 per share.

Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company will seek shareholder approval for the $3.0 million private placement at its next annual stockholders’ meeting, which is scheduled to be held in the second quarter of 2005.

Even if the $5.0 million is raised, we believe it will be necessary to raise additional funds of approximately $6.0 million by the end of the third quarter of 2005 to allow us to execute our business plan and to be in compliance with the AMEX’s listing standards.

There can be no assurance that we will be successful in our efforts to raise additional funds. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. As shown in the consolidated audited statements of operations contained in this report, we have generated only $127,451 in sales for calendar year 2004. And, of this amount, $26,097 was written off to support tests by potential customers to use our fuel. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

Research & Development:

As part of our cooperation agreement with Cognis, we, along with Cognis, are the joint owners of all patents covering both the use and composition of O2D05. Patent applications have been filed in twelve countries for O2D05, including the U.S., Canada, Brazil, and Europe. For this purpose, Europe is counted as one country. As such, the patent application for Europe covers 20 countries, including the more populous countries of the U.K., France, Germany Italy and Spain. The patent applications for the U.S. Brazil and Canada are pending. All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. We also have a number of patents that have been issued that relate to the predecessor technology of O2D05. As a strategic measure, we continue to fund all costs necessary to maintain some of these patents. O2Diesel is the sole owner of these latter patents, which in general cover the use and composition of its prior generation technology.

We have filed trademark registration applications in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel as well as a figurative logo of the words.

As mentioned earlier, we developed a new marketing initiative in 2004 which is styled as CityHome™. On November 11, 2004, we filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. An application was also filed for the trademark “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” covering one class of goods and services.

During 2004, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, in 2004, we spent about $532,000 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

For a more detailed description of government appropriations, see Note 3 to the Audited Financial Statements on page F-12.

At the start of 2005, we have government test programs in progress with total remaining costs to complete of approximately $2.9 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

Included in the foregoing programs are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and to test it in California in a fleet of refuse trucks. Other programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. As part of this same work, tests are being carried out for O2Diesel™ to be designated as a TxLed equivalent fuel for Texas. Still other tests will include using O2Diesel™ in large mining equipment as well as seeking to obtain a military procurement specification for the fuel. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

O2Diesel Corporation
(A Development Stage Company)

We will also continue to devote time and to invest in the design and development of flame arrestor technology. We have found that this is more labor intensive and time consuming rather than requiring large outlays of capital. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue through most of 2005.

In 2004, we spent about $22,000 in Brazil for research and development projects and to obtain approvals for O2Diesel™ from the agencies in Brazil responsible for the country’s petroleum industry and environmental laws.

These approvals are administered and granted by two Brazilian agencies - ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2Diesel™ may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2Diesel™ as an alternative diesel fuel. In addition, IBAMA, approved O2Diesel™ for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2Diesel™ to be sold to specific customers and for specific regions in Brazil.

For 2005, we anticipate spending about $20,000 for various product and vehicle tests in Brazil.

Employees:

At present, O2Diesel has fifteen full-time employees of which twelve are in the U.S. and three are in Brazil. We have no part-time employees. During this past year, we have relied extensively on consultants to assist us to commercialize our technology and to help us in key technical areas. At present, we use fifteen consultants; three in marketing; two for sales; two in business development; four as field technicians, three as laboratory technicians and one in government contracts.

For the remainder of the year, we will add new personnel based on the pace of our commercialization. Under our plan, we may add ten full-time employees in the U.S., but none in Brazil, bringing our total employee count to twenty-five by the year-end. In the U.S., we plan to hire one person in a management position, two for sales, four as field technicians, one for accounting and one for office support. We anticipate continuing to employ ten to twelve consultants serving in most of the same capacities in 2005 as in 2004.

Item 7. Financial Statements

The Company’s consolidated financial statements are filed with and begin on page F-1 of this report.

Item 8. Changes in Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures

O2Diesel, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company determined that its disclosure controls and procedures were effective as of December 31, 2004. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004.

Item 8B. Other Information

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2004 that were not filed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

O2Diesel Corporation
(A Development Stage Company)

The information for Item 9 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

Item 10. Executive Compensation

The information for Item 10 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB within 120 days from the end of the registrant’s fiscal year ending December 31, 2004 and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information for Item 11 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 related to the equity compensation plans in effect at that time:

(c)
Number of
securities
remaining available
	(a)		for future issuance
	Number of	(b)	under equity
	securities to be	Weighted-average	compensation plans
	issued upon exercise	exercise price of	(excluding
	of outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and right	(a)
Equity Compensation Plans approved by shareholders	200,000	$1.50	5,587,500

Equity Compensation Plans not approved by shareholders	0	0	0

Totals	200,000	$1.50	5,587,500

Item 12. Certain Relationships and Related Transactions

The information for Item 12 will be included in the Company’s Annual Proxy Statement to be filed in accordance with General Instruction E (3) to Form 10-KSB and is incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)

Item 13. Exhibits

(a) Exhibits

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, between O2Diesel Delaware Corporation, a Delaware corporation, and O2Diesel Corporation, a Washington corporation, dated as of December 29, 2004.

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Specimen Stock Certificate

4.2(2)	Stock Subscription Agreement

4.3(3)	$100,000 Promissory Note

10.1(2)	License Agreement

10.2(2)	Assignment of License

10.3(4)	Support Agreement

10.4(4)	Indemnity Escrow Agreement

10.5(4)	Option and Escrow Agreement

10.6(4)	Contribution and Cancellation Agreement

10.7(4)	Waiver Agreement

10.8(4)	Loan Agreement

10.9(4)	Form of Convertible Note

10.10(4)	Form of Employment Agreement between O2Diesel Corporation and Alan Rae

10.11(4)	Form of Employment Agreement between O2Diesel Corporation and David Koontz

10.12(4)(5)	Cooperation agreement between Cognis and AAE

10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture

10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board

10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003

10.16(11)	Supply and Distribution Agreement between the Company and ALOBAYYA Corporation dated April 20, 2004

10.17(12)	Form of Subscription Agreement as entered into by and between the Company and each individual investor

10.18(12)	Form of Warrant

O2Diesel Corporation
(A Development Stage Company)

Exhibit Number	Description
16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004

16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004

99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004

99.3(10)	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004 (filed herewith)

99.4(10)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004 (filed herewith)

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K on January 5, 2005, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000, and December 22, 2000, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 29, 2002, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003, and incorporated herein by reference.

(5)	O2Diesel applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(6)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003, on August 14, 2003, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, on November 19, 2003, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K on February 6, 2004, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.

(11)	Previously filed as Exhibit 16.3 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, on August 13, 2004, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 23, 2005, and incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)

Item 14. Independent Registered Public Accounting Firm Fees and Services

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
March 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ Alan R. Rae Alan R. Rae	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ David L. Koontz David L. Koontz	Chief Financial Officer,Treasurer & Secretary (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Anthony Dean Smith Anthony Dean-Smith	Director	March 30, 2005

/s/ Karim Jobanputra Karim Jobanputra	Director	March 30, 2005

/s/ Hendrik Rethwilm Hendrik Rethwilm	Director	March 30, 2005

/s/ Richard Roger Richard Roger	Director	March 30, 2005

O2Diesel Corporation
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheet as of December 31, 2004	F- 2

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and the period from October 14, 2000 (inception) through December 31, 2004	F- 3

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2004 and 2003 and the period from October 14, 2000 (inception) through December 31, 2004	F- 4

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the period from October 14, 2000 (inception) through December 31, 2004	F- 6

Notes to Consolidated Financial Statements	F- 7

O2Diesel Corporation
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of O2Diesel Corporation

We have audited the accompanying consolidated balance sheet of O2Diesel Corporation (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004 and for the period October 14, 2000 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O2Diesel Corporation at December 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period October 14, 2000 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s accumulated losses and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 18, 2005

O2Diesel Corporation
(A Development Stage Company)

Consolidated Balance Sheet
December 31, 2004

ASSETS
CURRENT ASSETS
Cash	$1,172,250
Accounts receivable	16,144
Due from related parties	21,269
Other receivables	141,170
Inventory	83,235
Prepaid expenses and deposits	217,429

Total current assets	1,651,497

FURNITURE AND EQUIPMENT
Office furniture equipment	154,170
Fuel and test equipment	172,598

326,768
Less accumulated depreciation	(68,353)

258,415

TOTAL ASSETS	$1,909,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$589,746
Accrued expenses	777,313
Due to related party	157,768
Deferred grants	138,042
Other current liabilities	95,321

Total current liabilities	1,758,190

Long-Term Liabilities	10,946

TOTAL LIABILITIES	$1,769,136

STOCKHOLDERS’ EQUITY

Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding. (Liquidation value $15,500,000)	155
Common stock: par value of $0.0001; 100,000,000 shares authorized; 29,150,823 issued and outstanding.	2,915
Additional paid-in capital	18,760,144
Accumulated other comprehensive income	3,682
Deficit accumulated during the development stage	(18,626,120)

Total stockholders’ equity	140,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,909,912

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)

Consolidated Statements of Operations

			October 14, 2000
			(inception)
	Years Ended December 31,		through
	2004	2003	December 31, 2004
Revenue	$127,451	12,204	$139,655

Expenses:
Cost of goods sold	94,392	11,271	105,663
Selling and marketing	1,892,044	980,780	4,641,586
Product testing and government grants, net	305,443	106,478	934,679
General and administrative	4,744,233	3,187,345	13,663,394

Total operating expense	7,036,112	4,285,874	19,345,322

Operating loss	(6,908,661)	(4,273,670)	(19,205,667)

Other income (expense):
Interest expense	(13,156)	(41,813)	(103,679)
Interest income	23,295	3,817	36,477
Foreign currency gain, net	88,042	15,692	152,660
Other income, net	82,466	17,469	348,447

Total other income (expense)	180,647	(4,835)	433,905

Loss before benefit for income taxes	(6,728,014)	(4,278,505)	(18,771,762)

Benefit for income taxes	—	(48,209)	(145,642)

Net loss	$(6,728,014)	$(4,230,296)	$(18,626,120)

Net loss per share (basic and diluted)	$(0.23)	$(0.20)	$(1.15)

Weighted average shares of common shares outstanding	29,039,458	52,614,550	54,292,816
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	(31,655,936)	(38,081,080)

Weighted average shares of common shares outstanding — giving effect to the recapitalization	29,039,458	20,958,614	16,211,736

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)

Statement of Changes in Stockholders’ (Deficit) Equity

October 14, 2000 (Inception) through December 31, 2004

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid - In
	Shares	Amount	Shares	Amount	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	$430,088	$—	$3,603,415

Net loss			—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031

Balance at December 31, 2001			67,189,810	671,898	—	4,871,446

Net loss

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657

Balance at December 31, 2002			67,893,092	678,931	—	5,387,103

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444

Common stock issued for consulting services	—	—	200,000	2,000	—	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323

Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283

Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—

Balance at December 31, 2003			28,080,372	2,808	1,132,350	11,745,765

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,478,609

Balance - December 31, 2004	1,550,000	$155	29,150,823	$2,915	—	$18,760,144

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)

Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through December 31, 2004

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)

Net loss	—	—	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss:				(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)

Net loss			(1,712,803)	(1,712,803)

Foreign currency translation adjustment	—	(74,085)		(74,085)

Comprehensive loss:				(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)

Net loss	—	—	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss:				(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000

Common stock issued for consulting services	—	—	—	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—

Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	—	—	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss:				(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527

Preferred stock issued on various dates during 2004	—	—		5,478,764

Balance - December 31, 2004	—	$3,682	$(18,626,120)	$140,776

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)

Consolidated Statements of Cash Flows

			October 14, 2000
	Years Ended December 31,		(inception) through
	2004	2003	December 31, 2004
Cash flows from operating activities
Net loss	$(6,728,014)	(4,230,296)	(18,626,120)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	39,057	17,936	124,080
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Common stock issued for consulting services	—	45,000	45,000
Write off of equipment	—	1,538	1,538
Changes in operating assets and liabilities:
Accounts receivable	(3,940)	(12,204)	(16,144)
Due from related parties	172,166	(35,667)	136,499
Other receivables	135,489	(220,885)	(141,170)
Inventory, prepaid expenses and other current assets	(161,296)	(2,200)	(300,664)
Accounts payable	59,823	(5,507)	589,746
Accrued expenses	(106,765)	626,905	777,313
Deferred grants	72,170	65,872	138,042
Other current liabilities	29,824	54,339	84,163

Cash flows used in operating activities	(6,491,486)	(3,695,169)	(16,842,602)

Cash flows from investing activities
Restricted cash	750,000	(750,000)	—
Purchase of furniture and equipment	(158,089)	(142,590)	(384,033)
Purchase of Patent	—	—	(345,115)

Cash flows provided by (used in) investing activities	591,911	(892,590)	(729,148)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	5,478,764	—	5,478,764
Net proceeds from follow-on private placement	583,527	—	2,916,027
Net proceeds from issuance of common stock	—	3,847,775	10,323,423
Net borrowings of bank debt	22,104	1,526,032	22,104

Cash flows provided by financing activities	6,084,395	5,373,807	18,740,318

Effect of exchange rate changes on cash	(97,446)	179,689	3,682

Net increase in cash	87,374	965,737	1,172,250

Cash at beginning of period	1,084,876	119,139	—

Cash at end of period	$1,172,250	1,084,876	1,172,250

Cash paid for interest -	$7,700	$42,000	$96,700

Cash paid for income taxes -	None	None	None

     Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)

Notes to Financial Statements

1.	The Company and Basis of Presentation

The Company

O2Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to enable distillate liquid transportation fuels to burn cleaner by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company’s operations have continued to be focused on raising capital, performing research and development, and bringing its product to market.

O2Diesel Corporation’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (AAE). On July 15, 2003, O2Diesel Corporation acquired all of the issued and outstanding shares of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization. AAE was considered to be the accounting acquirer. Accordingly, the historical financial statements of AAE are considered to be those of O2Diesel Corporation for all periods presented.

In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay cost of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company.

O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.

Basis of presentation

The Company’s consolidated financial statements for the year ended December 31, 2004, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2004, the Company has a working capital deficiency of $106,693 and has accumulated losses of $18,626,120. Further the Company has received notice that it is not in compliance with the listing standards of the American Stock Exchange, (the “AMEX’ or “Exchange”). Management has concluded that additional equity capital must be raised in 2005 in order for the Company to have sufficient cash to both execute its business plan and to be in compliance with the AMEX’s listing standards.

In January 2005, the Company retained a third party to raise $5.0 million in a series of two private placements of the Company’s common stock at a price of $0.70 per share. The first private placement is for just under $2.0 million and the second private placement is for just over $3.0 million. As part of these private placements, the Company is obligated to comply with certain conditions in connection with the $2.0 million private placement and is also obligated to satisfy still other conditions applicable to the $3.0 million private placement.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

1.	The Company and Basis of Presentation (continued)

Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company will seek shareholder approval for the $3.0 million private placement at its next annual stockholders’ meeting, which is scheduled to be held in the second quarter of 2005.

As of March 18, 2005 the Company had received subscriptions under the terms of the $2.0 million private placement for 2,103,429 shares of its common stock for total proceeds of $1,472,400 and had received cash of $1,379,100, before payment of an 8% commission and other expenses, leaving subscriptions receivable of $93,300. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. In addition, the Company has received subscriptions under the $3.0 million private placement for which the conditions have not yet been satisfied, or waived.

Subscribers to the $2.0 and $3.0 million private placements are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the close of each transaction, and is exercisable at a price of $0.70 per share during the following twelve months following the close of each respective transaction, or at an exercise price of $1.05 per share in the second twelve months following the close of each respective transaction.

Further, as set forth in it’s plan filed with and accepted by the AMEX, management believes that total equity of approximately $11.0 million, inclusive of the $2 million and $3 million private placements, will need to be raised in order for the Company to be in compliance with the listing standards of the AMEX by June 2006. It is the Company’s intention to raise equity of $11.0 million in 2005, but there can be no assurance that it will be able to do so. If the Company is successful in raising $11.0 million in new equity, management believes it will have sufficient cash to execute its business plan through December 31, 2005, and be in compliance with the listing standards of the AMEX by June 2006.

The consolidated financial statements in this report do not include any adjustments to reflect the private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Restricted Cash

Restricted cash consisted of cash held in the Company’s bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds were released in equal amounts on October 15, 2003, and January 15, 2004.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, due to/from related parties, other receivables, accounts payable, accrued expenses and deferred grants approximate fair value because of their short-term nature.

Concentration of Credit Risk and Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral and it does not charge finance fees on outstanding trade receivables. The allowance is determined by analyzing historical data and trends, as well as specific customers’ financial condition. Past-due or delinquency status is based upon the credit terms of that specific customer from the date of delivery. Charges for doubtful accounts are recorded in selling and marketing expenses. Trade accounts receivables are written off to the allowance of doubtful accounts when collection appears unlikely. Specific accounts receivable of $26,097 were written-off during 2004.

Inventories

Inventories, consisting of fuel additive held at third party locations, are stated at the lower of cost as determined using the first in, first out (FIFO) method, or market value.

Furniture and Equipment and Depreciation

Furniture and Equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis. The estimated useful lives of fixed assets are as follows:

Office furniture and equipment	3 to 5 years
Fuel and test equipment	5 years

Depreciation expense recorded in the accompanying Consolidated Statement of Operations was $39,057, $17,936 and $124,080 for the years ending December 31, 2004, and 2003, and the period October 14, 2000 (inception) through December 31, 2004.

Accounting for Impairment of Long-Lived Assets

The carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer. Sales of the Company’s product may also be made by its non-exclusive sales agent for the United States and Canada. The Company is to be paid a share of the gross profit realized on these sales from each sale to the end user. The Company will record revenue earned in these cases upon notification of a completed sale to the end user.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statement of operations. Shipping and handling costs for the years ended December 31, 2004, and 2003, and the period October 14, 2000, (inception) through December 31, 2004, were $24,498, $1,941 and $26,439, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. However, the Company receives appropriations from governmental agencies to fund certain if its research and development efforts. The Company evaluates the conditions of the appropriation and either increases revenue, decreases expenses or reduces the cost of fixed assets depending upon the attributes of the underlying grant. Appropriations are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $500,000 for the year ended December 31, 2003, and $450,000 the period October 14, 2000 (inception) to December 31, 2004. There were no advertising expenditures in 2004 or prior to 2003. In 2004, the Company terminated the contract and recovered $50,000 of the expense.

Net Loss Per Common Share (Basic and Diluted)

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the if-converted method. Diluted net loss per share excludes all potential dilutive common shares if their effect is anti-dilutive. The weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of the dilutive securities is anti-dilutive.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company continues to follow APB 25. Pro forma effects of SFAS 123 were immaterial for the years ended December 31, 2004, and 2003, and for the period October 14, 2000, (inception) through December 31, 2004.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123(R) in the third quarter of 2005. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective methods requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No.123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) may have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123(R).

Income taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

2.	Summary of Significant Accounting Policies (continued)

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of December 31, 2004, other comprehensive income included $97,446 of cumulative income from foreign currency translation.

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to write-off cumulative translation gains recorded in other comprehensive income (loss) recorded in stockholders’ (deficit) equity. The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2004, these subsidiaries had net losses of $16,975.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. During 2004, the Brazilian subsidiary recognized $2,487 of revenue and at December 31, 2004 had net assets of $26,930. Transactions in Brazil are denominated in and the functional currency is the Brazilian Real, accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At December 31, 2004, the Brazilian operations had aggregate losses of $714,237. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

Segment Reporting

The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.

Impairment of Intellectual Property Rights

Prior to the fourth quarter of 2002, the Company was pursuing the marketability of a technology it had acquired for $424,659. In December 2002, the Company determined that the related product was no longer commercially viable and would no longer be pursued. As a result of this decision, it was determined that the asset would not be recoverable as there was no alternative market for the technology. Accordingly, the net book value of $345,115 was charged to general and administrative expenses during 2002.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

3.	Government Appropriations

Appropriation from the U.S. Department of Energy

In 2002, the Company received an appropriation of $1,107,734, which was increased to $2,039,650 as of September 15, 2004, from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until December 31, 2005. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of December 31, 2004, the Company had incurred costs of $989,850 towards completion of the contract, leaving a balance of $1,049,800 in costs to complete the contract. From the inception of the contract in December 2002 through December 31, 2004, the Company billed NREL $791,935 of which $99,591 is included in other receivables as of December 31, 2004.

Appropriation from the U.S. Department of Defense (1):

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved three milestones and, since inception, has billed $200,000 related to this appropriation. Through December 31, 2004, the Company has received cash in excess of costs incurred of $138,042 and has recorded Deferred Grants at December 31, 2004 in the Consolidated Balance Sheet. All amounts billed had been received as of December 31, 2004.

Appropriation from the U.S. Department of Defense (2):

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 from the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from the Administrator, was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. Billings under this contract are to be made monthly. As of December 31, 2004, costs totaling $43,938 had been incurred, and, of this amount, $38,165 had been billed and was outstanding as of the year-end.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

5.	Other Receivables

Other receivables consisted of the following at December 31, 2004:

NREL Appropriation	$99,591
ITC Appropriation	38,165
Reimbursement due from Cognis	3,414

$141,170

6.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2004:

Legal and professional	$498,262
Investor Relations	250,723
Other	28,328

$777,313

7.	Deferred Financing and Business Acquisition Costs

During 2003, management began the process to list its common stock on the Alternative Investment Market (AIM) in London, England. All legal, accounting, and other related costs incurred in connection with the AIM listing were capitalized as deferred financing costs. In December 2003, management determined that the Company would terminate its plan to seek an AIM listing. Accordingly, deferred financing costs of $517,000, were charged to expense for the year ended December 31, 2003.

The Company records the cost of equity financings as a reduction of the associated proceeds.

8.	Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses in each year. The income tax benefit reflected in the accompanying consolidated statement of operations is the benefit recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of December 31, 2004 are as follows:

Net operating loss carryforwards	$4,332,273
Deferred revenue	87,000
Accrued expenses	60,000

Total deferred tax asset	4,479,273
Valuation allowance	(4,479,273)

Net deferred tax asset	$—

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

8.	Income Taxes (continued)

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At December 31, 2004, the Company had Federal and state net operating loss carryforwards of approximately $10.1 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of December 31, 2004, the Company had an Irish net operating loss carryforward of approximately $304,000 which can be carried forward indefinitely, and a Brazilian net operating loss of approximately $527,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

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

As a result of the transaction, the historical financial statements of AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically, the historical stockholders’ equity of AAE prior to the transaction has been affected for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital; the accumulated deficit of AAE was carried forward after the transaction; and the loss per share for all periods prior to the transaction was restated to reflect the number of equivalent common shares received by AAE in the transaction.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

9.	Stockholders’ Equity (continued)

During the second half of 2003, the Company received subscriptions for the issuance of 754,900 additional shares of common stock in conjunction with a follow-on private placement. The Company received $952,350 in gross proceeds related to the subscriptions for 634,900 shares and recorded a subscription receivable of $180,000 related to the subscriptions for the remaining 120,000 shares. In the first quarter of 2004, the Company received subscriptions for the issuance of 390,884 additional shares of common stock pursuant to the follow-on private placement. The Company received $386,325 in gross proceeds related to the subscriptions for the 390,884 shares, and it collected gross proceeds of $150,000 for subscriptions that it received in calendar year 2003. A subscription receivable of $230,001 was recorded as of March 31, 2004 to reflect advances of $30,000 for subscriptions received in calendar year 2003 and $200,001 for subscriptions received in the first quarter of 2004. In the second quarter of 2004,the Company received gross proceeds of $50,001 related to subscriptions received in the first quarter of 2004, and cancelled and reversed the remaining balance of $180,000 in the subscription receivable account as of June 30, 2004. In total, the Company received $1,535,877 and issued 1,025,784 shares of common stock pursuant to the follow-on private placement.

Issuances of Preferred Stock:

In March 2004, the Company approved the designation of two new series of preferred shares. The new preferred shares, which consist of one million five hundred and fifty thousand (1,550,000) shares of Preferred Stock, are Series A and B 0% Convertible Preferred Stock, par value $.0001 (the “Series A Preferred Stock” and “Series B Preferred Stock”). Subsequent to approving the new Series A and Series B Preferred Stock, the Company immediately completed a transaction with a publicly traded investment trust on the London Stock Exchange in which it received approximately $2.8 million, net of all expenses, in exchange for all of the 800,000 shares of its Series A Preferred Stock. Effective March 29, 2004, the Company completed a second transaction with another publicly traded investment trust on the London Stock Exchange in which it received approximately $2.1 million in May 2004, net of all expenses, in exchange for 600,000 shares of its Series B Preferred Stock. As part of the Series B transaction, the remaining 150,000 shares of Series B Preferred Stock were released from escrow to the same publicly traded investment trust, for which the Company received approximately $536,000, net of all expenses.

The Series A and B Preferred Stock do not pay dividends and shall have no voting power, except as may be provided by state law. The stated value of both the Series A and B Preferred Stock is $10.00 per share (“Stated Value”), and the liquidation preference with respect to a share of the Series A and B Preferred Stock shall be its Stated Value. The Series A and B Preferred Stock shall, as to redemptions and distribution of assets, dissolution, or winding up of the Company, rank (i) prior to any class of the Company’s common stock, (ii) prior to any class or series of capital stock hereafter created that, by its terms, ranks junior to the Series A and B preferred Stock, (iii) junior to any class or series of capital stock of the Company hereafter created which by its terms ranks senior to the Series A and B preferred stock. The Series A and B Preferred Stock shall rank pari passu as to one another.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

9.	Stockholders’ Equity (continued)

The Series A and B Preferred Stock may be converted at the option of the holder at any time following two years from the Closing dates for the purchases of the preferred shares, which were March 3, 2004 and March 29, 2004, respectively. Except as specified in the Certificates of Designation, neither the holders of the Series A and Series B Preferred Stock nor the Company may demand that the preferred shares be redeemed. In the event that the Company engages in a transaction or a series of transactions that cause it to consolidate or merge with or into another entity, or permit any other entity to consolidate or merge with or into it, or undergo a change in control, the Company may demand that the holders convert all shares of the Series A and B Preferred Stock into shares of the Company’s common stock. If the holders do not comply with such demand, the Company may redeem all shares of the Series A and B Preferred Stock at the Stated Value of each.

Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock, at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-five percent (25.0%) of the Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series A Preferred Stock will never receive more than 8,000,000 or less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock.

Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock, at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-seven and four tenths percent (27.4%) of the Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series B Preferred Stock will never receive more than 7,500,000 or less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock.

The purchaser of the Series A Preferred Stock was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Fixed Conversion Price, which in the case of the Series A Preferred Stock is $4.00 per share.

The purchaser of the Series B Preferred Stock was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Fixed Conversion Price, which in the case of the Series B Preferred Shares is $3.65 per share.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

9.	Stockholders’ Equity (continued)

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 should certain sales targets be achieved. The warrant expires on July 10, 2006. None of the sales targets have been achieved under the Agreement. As of December 10, 2004 this Agreement was terminated and replaced by a New Agreement. Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel Corporation’s common stock at a price of $2.00 per share. The Holder may exercise this warrant in whole or in part at any time before 5:00 pm Eastern time on May 5, 2007.

10.	Related Party Transactions

A company controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. For the years ending December 31, 2004, and 2003, and for the period October 14, 2000, (inception) through December 31, 2004, the Company paid $31,332, $29,042, and $133,298, respectively to the company controlled by the Chairman. At December 31, 2004, the Company recorded $2,692 which is payable to this related party.

Included in receivables due from related parties at December 31, 2004 is $23,109 due from former Directors for the individual tax liability in Ireland attributable to certain consultancy fees paid during 2003 and $21,269 is related to travel advances made to employees. The Company recorded an allowance for doubtful accounts equal to 100% of the amounts due from former Directors for amounts that are uncertain of collection.

11.	Commitments

Operating leases

The Company leases certain office equipment under agreements that are accounted for as operating leases. As at December 31, 2004, future minimum lease payments under non-cancelable operating leases were as follows:

2005	79,285
2006	81,530
2007	83,775
2008	78,680

Total	$323,270

Rent expense under the leases with unrelated parties for the years ended December 31, 2004, and 2003, and the period October 14, 2000, (inception) through December 31, 2004, were $76,271, $4,262 and $80,533 respectively. The leases did not exist prior to 2003.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

11.	Commitments (continued)

Truck Loan

On November 4, 2004, the Company purchased a diesel truck in which to use its 02DieselTM fuel to perform additional testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase the Company financed $23,000 of the purchase price with a bank. The loan is secured by the truck. The note bears interest at 7.00 % and is payable in 24 monthly installments of $1,031 with the final payment due in November of 2006. Maturities on the truck loan are as follows; 2005 - $10,946 and 2006 - $11,158.

Options

The Company has made commitments to grant three of its Directors the right to purchase 2,000,000 shares, two of its officers, who are also directors, the right to purchase 2,100,000 shares, three employees the right to purchase 950,000 shares and two consultants the right to purchase 300,000 each of the Company’s common stock at $1.50 per share. Generally, the options will vest over three years and will expire 10 years from the effective date. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

On October 15, 2004, one Director was issued incentive stock options for 200,000 shares of common stock at an exercise price of $1.50 per share. This option vests over two years and expires ten years from the date of the grant. As part of the matters submitted to the shareholders for approval, the Company’s stock option plan was approved by its shareholders on August 17, 2004.

O2Diesel Corporation
(A Development Stage Company)

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, between O2Diesel Delaware Corporation, a Delaware corporation, and O2Diesel Corporation, a Washington corporation, dated as of December 29, 2004.

3.1(1)	Certificate of Incorporation

3.2(1)	Bylaws

4.1(2)	Specimen Stock Certificate

4.2(2)	Stock Subscription Agreement

4.3(3)	$100,000 Promissory Note

10.1(2)	License Agreement

10.2(2)	Assignment of License

10.3(4)	Support Agreement

10.4(4)	Indemnity Escrow Agreement

10.5(4)	Option and Escrow Agreement

10.6(4)	Contribution and Cancellation Agreement

10.7(4)	Waiver Agreement

10.8(4)	Loan Agreement

10.9(4)	Form of Convertible Note

10.10(4)	Form of Employment Agreement between O2Diesel Corporation and Alan Rae

10.11(4)	Form of Employment Agreement between O2Diesel Corporation and David Koontz

10.12(4)(5)	Cooperation agreement between Cognis and AAE

10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture

10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board

10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003

10.16(11)	Supply and Distribution Agreement between the Company and ALOBAYYA Corporation dated April 20, 2004

10.17(12)	Form of Subscription Agreement as entered into by and between the Company and each individual investor

10.18(12)	Form of Warrant

O2Diesel Corporation
(A Development Stage Company)

Exhibit Number	Description
16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004

16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004

99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004

99.3(10)	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004 (filed herewith)

99.4(10)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004 (filed herewith)

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K on January 5, 2005, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000, and December 22, 2000, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 29, 2002, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003, and incorporated herein by reference.

(5)	O2Diesel applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(6)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003, on August 14, 2003, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, on November 19, 2003, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K on February 6, 2004, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.

(11)	Previously filed as Exhibit 16.3 to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2004, on August 13, 2004, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 23, 2005, and incorporated herein by reference.