Form 10KSB/A
period 2004-12-31
O2DIESEL CORP
filed 2005-05-10
CIK 1117458

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB
(Amendment No. 1)

(Mark one)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR
☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.0001 par value

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year: $127,451

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 3, 2005, computed by the average bid and asked price as of May 3, 2005, at which the stock was sold, was $41,956,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On May 3, 2005, the registrant had 31,065,966 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes  ☐    No  ☒

EXPLANATORY NOTE:

This Amendment No. 1 to the Form 10-KSB for the fiscal year ended December 31, 2004 for O2Diesel Corporation (the “Company”) reflects the addition of the information required by Part III of Form 10-KSB, which was omitted in reliance on General Instruction E(3) thereto, and certain other updated information. We have made no further changes to the previously filed Form 10-KSB. Except as otherwise specifically noted, all information in this Form 10-KSB/A is as of December 31, 2004 and does not reflect any subsequent information or events.

INDEX TO
AMENDMENT NUMBER 1 TO ANNUAL REPORT ON FORM 10-KSB
FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2004

PART III

NOTE REGARDING FORWARD LOOKING STATEMENTS

     This annual report on Form 10-KSB contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability to successfully compete in the fuel additive and fuel distribution business.

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

Item 5. Market for Common Equity and Related Stockholder Matters.

     O2Diesel reported in its Form 10-KSB filed on March 31, 2005 for the year ended December 31, 2004 that in Part I, Item 1 and in Part II, Item 5 the Company had received notice it was not in compliance with the listing standards of the American Stock Exchange (“AMEX” or “Exchange”). As part of the discussion of this matter, the Company stated that as of June 2006, it must have shareholders’ equity of $6.0 million to return to compliance with the Exchange’s listing standards.

     In addition the Company stated that it also needed to raise additional funds to be able to execute its business plan for the remainder of 2005. Taken together, the Company stated that it needed to raise new equity of $11.0 million in 2005 both to execute its business plan for 2005 and to return to compliance with the listing standards of the American Stock Exchange by June 2006. Lastly, the Company stated in Part II, Item 5, that if it failed to regain compliance with the Exchange’s listing standards within the required timeframe, the Exchange would likely initiate delisting procedures for the Company’s common stock.

     By way of clarification as to the split between the funds needed to execute its business plan and the funds required to comply with the listing standards of the AMEX, the Company is supplementing its prior statements by providing the following information.

     The Company believes it needs to raise at least $8.2 million by the end of September 2005 to allow it to execute its business plan for the year 2005. In addition, the Company believes it will need to raise an additional $2.8 million either in 2005 or prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list its common stock. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     The following sets forth the names and ages, as of April 28, 2005, of the nominees for election to the Board of Directors, as well as the directors whose terms will continue, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position
Hendrik Rethwilm	40	Director
Karim Jobanputra	41	Director
Richard J. Roger	45	Director
David L. Koontz	62	Chief Financial Officer, Secretary and Director
Anthony Dean Smith	72	Chairman
Alan R. Rae	46	President, Chief Executive Officer and Director
E. Holt Williams	62	Nominee for Director
Arthur E. Meyer	77	Nominee for Director

Hendrik Rethwilm has been a Director since July 15, 2003. From 1993-1999, he worked with PricewaterhouseCoopers in its corporate finance department focusing on financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, Mr. Rethwilm worked with a subsidiary of Ericsson, the Swedish mobile phone producer, as a financial executive advising on mobile eCommerce. During his tenure with Ericsson, Mr. Rethwilm also developed a venture capital arm within Ericsson Consulting to invest in companies developing applications for the mobile eCommerce sector. Currently, Mr. Rethwilm is self-employed and provides consulting services to various companies in the areas of corporate finance and business development. He previously served on the board of Directors of Rapidtron, Inc., a company that trades on the OTCBB under the symbol “RPDT”, but resigned effective December 31, 2003.

Karim Jobanputra has been a Director since July 15, 2003. Mr. Jobanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.

Richard J. Roger became a Director on April 18, 2004. He is currently the Chief Executive Officer of Performance Transportation Services, Inc., which is the second largest transporter of new cars in the United States. Prior to holding this position, Mr. Roger was a

Director, President and Chief Operating Officer of U. S. Fleet Services, Inc., from May 2002 to June 2003. U.S. Fleet Services was one of the largest mobile fleet refueling companies in the U.S. Prior to that, Mr. Roger was a senior vice-president with Ryder Transportation Services, Inc., the largest full service truck company in the U.S. that specializes in renting and leasing all types of trucks for use in all transportation sectors.

David L. Koontz has been Chief Financial Officer, Secretary and a Director of the Company since July 15, 2003. He joined the AAE Group in September 2002, serving first as the Chief Financial Officer and Secretary of O2Diesel, Inc. Prior to joining the Company, Mr. Koontz had worked primarily as an independent business consultant, mostly with businesses located in Asia, for the period January 2000 to September 2002. During 1999, Mr. Koontz acted as a consultant and chief financial officer for an apparel company in Boulder, Colorado. Mr. Koontz was a partner with Arthur Andersen & Co. until 1988 and holds a CPA certificate.

Anthony Dean Smith has been a Director of the Company since July 15, 2003, but has served as a Director and executive of the AAE Technologies group of companies since October 1999. Mr. Dean Smith is a director and chief executive officer of AAE Technologies International Plc, and a Director of O2Diesel Inc. He was also a Director of AAE Technologies Holdings Plc and AAE Technologies Limited until December 31, 2004 at which time these entities ceased operations. Mr. Anthony Dean-Smith also owns private companies in the United Kingdom that are active in the development and management of real estate properties.

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

E. Holt Williams has served as the Chairman, CEO and also as the CFO for Coastal Equipment Inc. for over 27 years. He headed both the domestic and foreign operations of the company, which were centered in the Gulf States of the US and in Asia. Prior to entering the private sector, Mr. Williams practiced as a certified public accountant with an international accounting firm. He has also been active in buying and selling real estate in Houston, Texas. Mr. Williams is a member of and has served in various capacities on a number of professional, charitable and civic groups such as U.S. Chamber of Commerce; Singapore American Chamber of Commerce; Houston Foreign Affairs Group; Georgetown University McDonough School of Business and various other civic, school and church related organizations.

Arthur E. Meyer has served as the Executive Vice President and Vice Chairman of Board of Mohawk Oil Company Canada Limited until its sale to Husky Oil Co. Ltd. Mr. Meyer has a long history of experience in crude oil refining, product development, distribution and marketing. He has a wide background in all facets of the petroleum industry in Canada, including building the first ethanol plant in Canada as well as managing the blending and marketing of Gasohol in Canada. Mr. Meyer has been member of the Board of several oil companies in Canada, and has served on the Boards of a number of universities and other organizations, including the University of Calgary, Northern Alberta Institute of Technology, Consulting Engineers of Canada, National Biotechnology Committee and the FBC Foundation of Calgary. Mr. Meyer holds a degree in Mechanical Engineering from the University of Saskatchewan.

Audit Committee

     On May 27, 2004, the Board established and approved an Audit Committee. The Board designated the initial members of the Audit Committee to be Mr. David L. Koontz (Chair), Mr. Hendrik Rethwilm, and Mr. Richard Roger. As of January 1, 2005, Mr. Koontz resigned from the Audit Committee. The primary purpose of the Audit Committee is to oversee (a) management’s preparation of the financial statements and management’s conduct of the Company’s accounting and financial reporting process, (b) management’s maintenance of the Company’s internal control over financial reporting, (c) the Company’s compliance with legal and regulatory requirements, and (d) the qualifications, independence and performance of the Company’s independent auditors. During 2004, the Audit Committee met 4 times.

     The Board of Directors has adopted a written charter for the Audit Committee. One of the members of the Audit Committee, Mr. Roger, is “independent” as defined in Section 121A of the AMEX Company Guide. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the interim consolidated financial statements filed quarterly and the audited consolidated financial statements in the Annual Report on Form 10-KSB with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

     The Board of Directors has determined that the Company does not have an “audit committee financial expert,” as defined in SEC rules, serving on its Board. However, the Board of Directors believes that its members are able to read and understand financial statements of the Company, are familiar with the Company and its business, and are capable of fulfilling the duties and responsibilities of an audit committee.

     The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited consolidated financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Audit Committee under standards of the Public Company Accounting Oversight Board. In addition, the Board of Directors has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services (comprised of tax preparation services) with the auditors’ independence.

     The Audit Committees by way of a telephonic conferences discussed with the independent auditors, with management present, the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The independent auditors afforded the Board, which they declined, an opportunity to meet without management present.

     In reliance on the reviews and discussions referred to above, the Board of Directors approved the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2004 for filing with the SEC. On August 16, 2004, the shareholders’ voted to ratify the selection of the Company’s independent auditors for the year ended December 31, 2004.

Code of Business Conduct and Ethics

     On June 29, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees. A copy of the Code of Business Conduct and Ethics is available on our website http:/www.o2diesel.com.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

     Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, except for one director, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2004. One director, Karim Jobanputra, did not file a Form 4 within two business days to report one transaction.

Item 10. Executive Compensation

Executive Compensation

     The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 (collectively, the “named executive officers”) for services during the fiscal years ended December 31, 2004, 2003, and 2002.

		Annual
		Compensation

Name and Principal	Year	Salary ($)	All Other	Securities Underlying
Position			Compensation	Options

Anthony Dean-Smith	2004	150,000(d)
Chairman[1]	2003	136,964
	2002	0(c)		2,500,000(c)

Alan R. Rae	2004	254,000(d)	28,878(b)
President and Chief	2003	250,000	66,320(a)(b)
Executive Officer[2]	2002	172,806	2,767(b)

David L. Koontz	2004	200,000(d)	25,357(b)
Chief Financial	2003	177,500	13,356(b)
Officer and Secretary[3]	2002	27,500	1,154(b)

(a)	Mr. Rae received a one-time payment of $50,000 to defray relocation costs for his move from the United Kingdom to the U.S. in 2002. The amount was finalized and payment was made to Mr. Rae in 2003. The excess of this amount represents health and dental premiums paid on behalf of Mr. Rae and are more fully explained in footnote (b).

(b)	The Company pays monthly health and dental premiums for Mr. Rae and monthly health premiums for Mr. Koontz, as well as an auto allowance for both Mr. Rae and Mr. Koontz.

(c)	In 2002, Mr. Anthony Dean-Smith was given 2.5 million options on AAE Technologies International Plc common stock at an exercise price of GBP .04 per share as an incentive for Mr. Anthony Dean Smith to remain with the Company. In addition, in 2003, the Board agreed to reduce the exercise price on the 2.5 million previously granted options held by Mr. Anthony Dean-Smith from GBP .04 to GBP.026.

(d)	Effective September 2004, Mr. Dean-Smith agreed to defer fifty-percent (50%) and Mr. Rae and Mr., Koontz agreed to defer one-fourth (25%) of their base salaries and auto allowances for a period of three months which ended November 30, 2004. Each officer has agreed, on a voluntary basis, to extend the deferral month to month, and this understanding is still in effect. As of December 31, Mssrs. Dean-Smith, Rae and Koontz were owed deferred compensation of $25,000, $22,167 and $17,667, respectively. The deferred amounts owed to Mr. Dean-Smith are set forth below.

[1] During 2003, Anthony Dean-Smith was the Chief Executive Officer of AAE Technologies International, plc, and since July 15, 2003 is the Chairman of the Company.

[2] During 2003, Alan R. Rae was the Chief Operating Officer of AAE Technologies International Plc, and since July 15, 2003 is the President and Chief Executive Officer of the Company.

[3] Prior to July 15, 2003, David L. Koontz was the Chief Financial Officer of O2Diesel, Inc., and since July 15, 2003 is the Chief Financial Officer and Secretary of the Company.

6

Compensation of Directors

     The Chairman of the Board, by contract, is to receive $150,000 per year and other non-executive directors are to receive $30,000 per year for their services as a director. In addition, Mr. Rethwilm and Mr. Jobanputra also provided financial and business advisory services to the Company. Under contracts with both Mr. Rethwilm and Mr. Jobanputra, each is to receive $90,000 per year for these services. All directors are reimbursed for ordinary and necessary business expenses incurred in connection with their service as directors. As part of the Company’s consulting agreements with Mr. Jobanputra and Mr. Rethwilm, each is entitled to receive 750,000 stock options at an exercise price of $1.50, which shall be granted pursuant to the Company’s equity compensation plan.

     In September 2004, all directors voluntarily agreed to defer for a three month period ending November 30, 2004 fifty-percent (50%) of their directors’ fees. Subsequently, all directors agreed to a month to month deferral of fifty per-cent (50%) of their fees for each month following November 30, 2004, and such deferral is still in effect. In addition, Mr. Jobanputra and Mr. Rethwilm have agreed to similar deferrals for the same periods for their consulting fees, and this understanding remains in effect.

     For the year ended December 31, 2004, Mssrs. Dean-Smith, Roger, Jobanputra and Rethwilm were paid $125,000, $17,500, $25,000 and $25,000, respectively. In addition, as of December 31, 2004, Mssrs. Dan-Smith, Roger, Jobanputra and Rethwilm were owed $25,000, $5,000, $5,000 and $5,000, respectively for deferred directors’ fees. Mssrs. Jobanputra and Rethwilm were each owed $15,000 for deferred consulting fees as of December 31, 2004.

Options

     There were no options exercised in the last fiscal year by the named executive officers. The named executive officers did not receive any options during the year ended December 31, 2004 and did not own any options as of December 31, 2004.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     In July 2003, the Company entered into an Employment Agreement with Alan R. Rae, to serve as our President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Rae is entitled to an annual base salary of $254,000 per year and is eligible to receive an annual bonus, at the discretion of the Board, of 100% of his base salary. He is also entitled to reimbursement for health and dental insurance premiums and a car allowance of $1,000 per month. Pursuant to the agreement, the Company shall grant Mr. Rae 1,500,000 stock options at an exercise price of $1.50 per share, which will be granted pursuant to the Company’s equity compensation plan, once it is approved by the Company’s shareholders. The agreement continues in effect until terminated by either Mr. Rae or the Company by written notice or upon the death or disability (as defined in the agreement) of Mr. Rae. If the Agreement is terminated by disability, Mr. Rae is entitled to receive his salary until he begins to receive disability benefits, to receive a prorated portion of any bonus he would otherwise have been entitled to and to be paid for any accrued but unused vacation. If the agreement is terminated by the Company without cause (as defined in the agreement), Mr. Rae is entitled to receive his base salary and reimbursement for health and dental insurance premiums for a period of 15 months, to be paid for any unused vacation time, and to be reimbursed for expenses in connection with his and his family’s repatriation to the United Kingdom. In addition, Mr. Rae would be entitled to a prorated portion of any bonus to which he otherwise would have been entitled based on performance through the calendar quarter in which the termination occurred, and any unvested options will vest immediately.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information as of May 3, 2005, regarding the beneficial ownership of the Company’s common stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the named executive officers, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.

     Beneficial ownership is determined in accordance with SEC rules computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person.

     Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 31,065,966 shares of common stock outstanding on May 3, 2005. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after April 28, 2005 are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

Directors, Officers and	Shares Directly and
5% Shareholders	Beneficially Owned		Percent

Anthony Dean Smith	4,337,451	(a)	13.96
100 Commerce Drive Suite 301
Newark, Delaware 19713

Alan R. Rae	1,519,022	(b)	4.89
100 Commerce Drive Suite 301
Newark, Delaware 19713

David L. Koontz	90,512		*
100 Commerce Drive Suite 301
Newark, Delaware 19713

Karim Jobanputra	4,000		*
100 Commerce Drive Suite 301
Newark, Delaware 19713

All directors and officers as a group.	5,950,985		18.85
* Less than 1%.

(a)	Mr. Anthony Dean-Smith owns directly 2,809,524 shares of the Company’s common stock. Mrs. Dean-Smith (spouse) directly owns 342,323 shares and Mr. Dean-Smith’s two adult sons each own 592,802 shares. Mr. Dean-Smith disclaims beneficial ownership of the shares held by his spouse and two adult sons. Mr. Dean-Smith holds fully vested options to acquire 500,000 shares of the Company’s common stock at an exercise price of $1.50.

(b)	A trust of which Mr. Rae is the beneficiary holds 819,787 shares, and Mrs. Victoria Rae (spouse), owns 699,235 shares of the Company’s common stock. Mr. Rae disclaims beneficial ownership of the shares held by the trust to the extent that they are not attributable to his proportionate interest in the trust. Mr. Rae also disclaims beneficial ownership of the shares held by Victoria Rae.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits

Exhibits included in this document are set forth in the Exhibit Index below.

Ex. No.     EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14 (a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14 (a).

Item 14. Principal Accountant Fees and Services

     During our fiscal year ended December 31, 2004, Ernst & Young served as the Company’s auditors. Prior to retaining Ernst & Young, Cremin McCarthy & Company served as the Company’s auditors. Following are the fees billed by Ernst & Young for the fiscal year ended December 31, 2004 and December 31, 2003 and by Cremin McCarthy & Company for the fiscal year ended December 31, 2003:

Description	2004	2003

Audit Fees	$222,079	$163,000

Audit-Related Fees	$0	$12,140

Tax Fees	$20,000	$16,670

All Other Fees	$0	$95,475

Total Fees	$242,079	$287,285

In the above table, in accordance with SEC definitions and rules:

•	“Audit fees” are fees paid for professional services for the audit of our consolidated financial statements.

•	“Audit related fees” are for services by Cremin McCarthy & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including the preparation of a GAAP footnote reconciling UK/Irish GAAP to US GAAP.

•	“Tax fees” are fees primarily for tax compliance in connection with filing US income tax returns in 2004 and Irish income tax returns in 2003.

•	“All other fees” are fees billed by Cremin McCarthy & Company to us for any services not included in the first three categories, including performing audits on the Company’s subsidiary in local jurisdictions as well as rendering of a “competent person opinion” in connection with the July 15, 2003 transaction and for services in preparing a long-form and short form report intended to be used as part of the Company’s plan to obtain a listing on the Alternative Investment Market of the London Stock Exchange.

     We did not pay any fees to Ernst & Young during the year ended December 31, 2003. We accrued $83,300 for audit-related and tax fees to Ernst & Young for the year-ended 2004.

Non-Audit Services

     The Audit Committee has considered the compatibility of non-audit services with the auditor’s independence. The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2Diesel Corporation

By:	/s/ Alan Rae

Alan Rae

President, Chief Executive Officer and Director

Date:	May 9, 2005