Form 10QSB
period 2005-03-31
O2DIESEL CORP
filed 2005-05-16
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to               to

Commission File Number : 000-32217

O2DIESEL CORPORATION

(Name of small business issuer in its charter)

Delaware (State or Other Jurisdiction of Incorporation)	91-2023525 (IRS Employer Identification No.)

100 COMMERCE DRIVE, Suite 301
NEWARK, DELAWARE 19713
(Address of Principal Executive Offices)

(302) 266-6000
(Issuer’s telephone number)
Not Applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

(Former name, former address and former fiscal year, if changed since last report)
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2005, the registrant had 31,085,966 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

02DIESEL CORPORATION
FOR THE QUARTER ENDED March 31, 2005

INDEX TO FORM 10-QSB

PART I FINANCIAL INFORMATION

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

O2Diesel Corporation
(A Development Stage Company)

PART I. FINANCIAL INFORMATION
ITEM 1.

Consolidated Balance Sheet
March 31, 2005

ASSETS
CURRENT ASSETS
Cash	$1,105,586
Accounts receivable	3,427
Due from related parties	29,607
Other receivables	77,641
Inventory	74,064
Prepaid expenses and deposits	180,788

Total current assets	1,471,113

FURNITURE AND EQUIPMENT
Office furniture equipment	157,565
Fuel and test equipment	172,598

330,163
Less accumulated depreciation	(84,463)

245,700

TOTAL ASSETS	$1,716,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$499,607
Accrued expenses	941,002
Due to related party	227,806
Deferred grants	211,139
Other current liabilities	125,752

Total current liabilities	2,005,306

Long Term Liabilities	8,438

TOTAL LIABILITIES	2,013,744

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding.	155
Common stock: par value of $0.0001; 100,000,000 shares authorized; 29,150,823 issued and outstanding.	2,915
Common stock subscribed; 2,803,428 shares at March 31, 2005	1,796,053
Additional paid-in capital	18,760,144
Common stock subscriptions receivable	(546,000)
Accumulated other comprehensive income	2,843
Deficit accumulated during the development stage	(20,313,041)

Total stockholders equity	(296,931)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,716,813

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)

Consolidated Statements of Operations

			October 14, 2000
			(inception)
	Three months ended March 31,		through
	2005	2004	March 31, 2005
Revenue	$15,244	20,062	$154,899

Expenses:
Cost of goods sold	9,501	16,819	115,164
Selling and marketing	434,210	434,509	5,075,796
Product testing and government grants, net	160,724	78,186	1,095,403
General and administrative	1,093,916	1,217,780	14,757,310

Total operating expense	1,698,351	1,747,294	21,043,673

Operating loss	(1,683,107)	(1,727,232)	(20,888,774)

Other income (expense):
Interest expense	(6,298)	(2,730)	(109,977)
Interest income	2,938	973	39,415
Foreign currency gain (loss), net	—	(5,935)	152,660
Other income, net	(454)	—	347,993

Total other income (expense)	(3,814)	(7,692)	430,091

Loss before provision (benefit) for income taxes	(1,686,921)	(1,734,924)	(20,458,683)

Benefit for income taxes	—	—	(145,642)

Net loss	$(1,686,921)	$(1,734,924)	$(20,313,041)

Net loss per share (basic and diluted)	$(0.06)	$(0.06)	$(1.25)

Weighted average shares of common shares outstanding	29,150,823	28,525,072	54,292,816
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	—	(38,081,080)

Weighted average shares of common shares outstanding - giving effect to the recapitalization	29,150,823	28,525,072	16,211,736

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’(Deficit) Equity
October 14, 2000 (Inception) through March 2005

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid - In
	Shares	Amount	Shares	Amount	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	$430,088	$—	$3,603,415

Net loss			—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031

Balance at December 31, 2001			67,189,810	671,898	—	4,871,446

Net loss

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657

Balance at December 31, 2002			67,893,092	678,931	—	5,387,103

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444

Common stock issued for consulting services	—	—	200,000	2,000	—	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323

Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283

Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—

Balance at December 31, 2003			28,080,372	2,808	1,132,350	11,745,765

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	$155	29,150,823	$2,915	—	$18,760,144

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Subscriptions for 2,803,428 shares of common stock at $.70 per share on various dates during 2005	—	—	—	—	1,796,053	—

Balance at March 31, 2005	1,550,000	$155	29,150,823	$2,915	1,796,053	$18,760,144

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through March 31, 2005

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)

Net loss	—	—	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss:				(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)

Net loss			(1,712,803)	(1,712,803)

Foreign currency translation adjustment	—	(74,085)		(74,085)

Comprehensive loss:				(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)

Net loss	—	—	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss:				(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000

Common stock issued for consulting services	—	—	—	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—

Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	—	—	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss:				(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527

Preferred stock issued on various dates during 2004	—	—		5,478,764

Balance at December 31, 2004	—	$3,682	$(18,626,120)	$140,776

Net loss	—	—	(1,686,921)	(1,686,921)

Foreign currency translation adjustment	—	(839)	—	(839)

Comprehensive loss:				(1,687,760)

Subscriptions for 2,803,428 shares of common stock at $.70 per share on various dates during 2005	(546,000)	—	—	1,250,053

Balance at March 31, 2005	(546,000)	$2,843	$(20,313,041)	$(296,931)

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Three Months Ended March 31,		(inception) through
	2005	2004	March 31, 2005
Cash flows from operating activities
Net loss	$(1,686,921)	$(1,734,924)	$(20,313,041)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	16,110	10,600	140,190
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Common stock issued for consulting services	—	—	45,000
Write off of equipment	—	—	1,538
Changes in operating assets and liabilities:
Accounts receivable	12,717	(11,636)	(3,427)
Due to/(from) related parties	61,700	(32,142)	198,199
Other receivables	63,529	206,715	(77,641)
Inventory, prepaid expenses and other current assets	45,812	(74,725)	(254,852)
Accounts payable	(90,139)	218,343	499,607
Accrued expenses	3,350	336,115	780,663
Deferred grants	73,097	28,750	211,139
Other current liabilities	141,306	5,927	225,469

Cash flows used in operating activities	(1,359,439)	(1,046,977)	(18,202,041)

Cash flows from investing activities
Restricted cash	—	750,000	—
Purchase of furniture and equipment	(3,395)	(42,669)	(387,428)
Purchase of Patent	—	—	(345,115)

Cash flows (used in) provided by investing activities	(3,395)	707,331	(732,543)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	2,675,277	5,478,764
Net proceeds from private placement	1,299,517	—	4,215,544
Net proceeds from issuance of common stock	—	540,511	10,323,423
(Repayments) / borrowings of bank debt	(2,508)	—	19,596

Cash flows provided by financing activities	1,297,009	3,215,788	20,037,327

Effect of exchange rate changes on cash	(839)	(1,513)	2,843
Net (decrease) increase in cash	(66,664)	2,874,629	1,105,586

Cash at beginning of period	1,172,250	1,084,876	-

Cash at end of period	$1,105,586	$3,959,505	$1,105,586

Cash paid for interest	$1,878	$2,730	$98,578

Cash paid for income taxes	None	None	None

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

Basis of presentation

The Company’s unaudited consolidated financial statements for the three months ended March 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2005, the Company has a working capital deficiency of $534,193 and has accumulated losses of $20,313,041. Further, management has received notice that the Company is not in compliance with the listing standards of the American Stock Exchange,( “AMEX” or the “Exchange”). Management has concluded that additional equity must be raised in order for the Company to have sufficient cash to execute its business plan and to be in compliance with the AMEX’s listing standards.

In January 2005, the Company retained a third party to raise $5.0 million in two private placements of the Company’s common stock at a price of $0.70 per share. This offering price per share represents a discount from the market value of the Company’s common stock of approximately 10%. The first private placement is for approximately $2.0 million (”$2.0 million Private Placement”) and the second is for just over $3.0 million (“$3.0 million Private Placement”). As part of the understanding by which these funds are to be raised, the Company is obligated to comply with certain conditions in connection with the $2.0 million Private Placement and is obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.

Pursuant to the $2.0 million Private Placement, the Company, as of March 31, 2005, has received qualified subscriptions for 2,803,428 shares of its common stock at a price of $0.70 per share. The total proceeds to be received for these subscriptions are $1,962,400, before payment of an 8% commission and other expenses. As of the end of March 2005, the Company had received cash of $1,416,400, leaving $546,000 as a subscription receivable. As of the date of this Report, the Company had received $196,000 of the subscription receivable. Parties subscribing to the 2,803,428, shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for this transaction was held on March 17, 2005 for 1,915,143 shares, and these shares were issued on April 26, 2005. A final closing for the remaining 888,255 shares shall be held following collection of the subscription receivable of $350,000, or, if such amount is not received, at such time as determined by the Company.

In addition, the Company has received additional subscriptions under the terms of the $3.0 million Private Placement for which the conditions have not yet been satisfied, or waived.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

The Company and Basis of Presentation (continued)

Management believes that equity of at least $11.0 million, inclusive of the two private placements totaling $5.0 million, will need to be raised in order for the Company to be able to execute its business plan for the remainder of 2005 and to be in compliance with the listing standards of the AMEX by June 2006. It is the Company’s intention to raise $11.0 million in equity during 2005, but there can be no assurance that it will be able to do so.

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

Restricted Cash

Restricted cash consisted of cash held in the Company’s bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds were released in equal amounts on October 15, 2003 and January 15, 2004.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, due to/from related parties, other receivables, accounts payable, accrued expenses and deferred grants approximate fair value because of their short-term nature.

Concentration of Credit Risk and Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral and it does not charge finance fees on outstanding trade receivables. The allowance is determined by analyzing historical data and trends, as well as specific customers’ financial conditions. Past-due or delinquency status is based upon the credit terms for that specific customer from the date of delivery. Charges for doubtful accounts are recorded in selling and marketing expenses. Trade accounts receivables are written off to the allowance for doubtful accounts when collection appears unlikely. Specific accounts receivable of $6,750 were written-off during the three months ending March 31, 2005.

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

Depreciation expense recorded in the accompanying Consolidated Statement of Operations was $16,110, $10,600 and $140,190 for the three months ending March 31, 2005 and 2004 and the period October 14, 2000 (inception) through March 31, 2005.

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

In certain sales transactions, the Company may enter into contracts to provide its O2Diesel™ fuel to municipal transit agencies at less than full price for specified periods of time. Gross revenue from sales attributable to these contracts is recognized and recorded upon the passage of title of the product to the customer. As part of these transactions, the Company sells sponsorships to corporate sponsors who pay an amount to subsidize that part of the fuel price not charged to the municipality and to cover other costs associated with the contract. Sponsorship fees are amortized to revenue over the period of the respective contract associated with a particular municipality. At the time the Company enters into a binding contract with a municipal transit agency, it compares the product revenue and known sponsorship fees to be earned against the costs to be incurred for such contract. If the total expected costs for a contract exceed the total anticipated product revenue and known sponsorship fees, the Company will record a loss at the time the contract becomes effective. As of March 31, 2005, the Company had entered into one contract for the sale of fuel to a municipal transit agency. The Company has recorded a loss of $144,786, which is the estimated amount by which the total costs are estimated to exceed the total sales revenue and known sponsorship fees for this contract.

In cases where sponsorship fees do not relate to a contract with a municipality, the sponsorship fees will be amortized to revenue over the life of the sponsorship agreement.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $1,967, $4,175 and $28,406 respectively for the three months ended March 31, 2005 and 2004 and for the period October 14, 2000 (inception) through March 31, 2005.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was nil for the three months ended March 31, 2005 and 2004. Advertising costs were $450,000 for the period October 14, 2000 (inception) to March 31, 2005.

Research and Development Costs

Research and development costs are expensed as incurred.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company continues to follow APB 25. Pro forma effects of SFAS 123 were immaterial for the three months ended March 31, 2005 and 2004 and for the period October 14, 2000 (inception) through March 31, 2005.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of March 31, 2005, other comprehensive income included $839 of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. During the three months ending March 31, 2005, the Brazilian subsidiary recognized nil revenue and at March 31, 2005, had net assets of $44,414. Transactions in Brazil are denominated in and the functional currency is the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At March 31, 2005, the Brazilian operations had aggregate losses of $871,340. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

Segment Reporting

The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows presented herein from inception (October 14, 2000) through March 31, 2005 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005.

3. Government Appropriations

Appropriation from the U.S. Department of Energy

In 2002, the Company received an appropriation of $1,107,734, which was increased to $2,039,650 as of September 15, 2004, from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until December 31, 2005. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of March 31, 2005, the Company had incurred costs of $1,044,549 towards completion of the contract, leaving a balance of $995,102 in costs to complete the contract. From the inception of the contract in December 2002 through March 31, 2005, the Company billed NREL $835,694 of which $43,759 is included in other receivables as of March 31, 2005.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

3. Government Appropriations (continued)

Appropriation (1) from the U.S. Department of Defense

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. The third party administrator has agreed that the Company through December 31, 2004, had achieved five milestones. Since inception, the Company has billed $360,000 related to this appropriation, of which $160,000 was billed in January 2005. Through March 31, 2005, the Company has received cash in excess of costs incurred of $298,040, and has included this amount in Deferred Grants recorded at March 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of March 31, 2005. By its terms, this contract expired on December 31, 2004, and it has not been extended. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense.

Appropriation (2) from the U.S. Department of Defense

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 from the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. In addition, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from the contract administrator, was authorized to incur costs in an amount not to exceed $75,000 during the pre-contract period. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. As of March 31, 2005, costs totaling $125,066 had been incurred, and, of this amount, $38,165 had been billed and collected. The excess of the costs over the amount billed, or $86,901, is recorded in Deferred Grants.

4. Other Receivables

March 31, 2005
Other Receivables

NREL Appropriation	$43,759
Kansas Corn Commission	32,500
Reimbursement due from Cognis	1,382
ITC Appropriation	—

$77,641

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

5. Accrued Expenses

March 31, 2005
Accrued Liabilities

Legal and professional	$510,683
Investor Relations	289,568
Other	140,751

$941,002

6. Deferred Financing and Business Acquisition Costs

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

7. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses in each year. The income tax benefit reflected in the accompanying consolidated statement of operations is the current benefit recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of March 31, 2005 are as follows:

Income taxes

Net operating loss carryforwards	$4,910,000
Deferred revenue	116,000
Accrued expenses	141,000

Total deferred tax assets	5,167,000
Valuation allowance	(5,167,000)

Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At March 31, 2005, the Company had Federal and state net operating loss carryforwards of approximately $11.4 million for income tax purposes. If not used, these

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of March 31, 2005, the Company had an Irish net operating loss carryforward of approximately $340,000 which can be carried forward indefinitely, and a Brazilian net operating loss of approximately $674,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

8. Stockholders’ Equity

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

Pursuant to the $2.0 million Private Placement, the Company, as of March 31, 2005, has received qualified subscriptions for 2,803,428 shares of its common stock at a price of $0.70 per share, for total proceeds of $1,962,400, before payment of an 8% commission and other expenses, which together total $166,347. As of March 31, 2005, the Company had received cash of $1,416,400 and has recorded a subscription receivable of $546,000. Subsequent to March 31, 2005, but prior to the date of this Report, the Company collected $196,000 of the subscription receivable, leaving an amount due of $350,000. None of the common stock to be issued for these subscriptions had been issued as of March 31, 2005. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares, which were issued on April 26, 2005. A final closing for the remaining 888,255 shares shall be held following collection of the subscription receivable of $350,000, or, if such amount is not received, at such time as determined by the Company.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

escrow to the same publicly traded investment trust, for which the Company received approximately $536,000, net of all expenses including a finder’s fee.

8. Stockholders’ Equity (continued)

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 should certain sales targets be achieved. The warrant expires on July 10, 2006. None of the sales targets have been achieved under the Agreement. As of December 10, 2004 this Agreement was terminated and replaced by a New Agreement. Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel Corporation’s common stock at a price of $2.00 per share. The Holder may exercise this warrant in whole or in part at any time before 5:00 pm Eastern Standard time on May 5, 2007.

9. Related Party Transactions

A company controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. For the three months ending March 31, 2005 and 2004 and for the period October 14, 2000 (inception) through March 31, 2005 the Company paid $8,235, $6,698, and $141,533, respectively to the company controlled by the Chairman. At March 31, 2005, the Company recorded $2,744 which is payable to this related party.

Included in receivables due from related parties at March 31, 2005 is $21,269 which is related to travel advances made to employees.

10. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of March 31, 2005, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases
	2005	59,464
	2006	81,530
	2007	83,775
	2008	78,680

	Total	$303,449

Rent expense under the leases from unrelated parties for the three months ended March 31, 2005 and 2004 and the period October 14, 2000 (inception) through March 31, 2005 was $19,583, $18,441 and $100,116 respectively. The leases did not exist prior to 2003.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

Truck Loan

On November 4, 2004 the Company purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase, the Company financed $23,000 with a local bank. The loan is secured by the truck. The note bears interest at 7.00 % and is payable in 24 monthly installments of $1,031 with the final payment due in November of 2006.

10. Commitments (continued)

Options

The Company has made a commitment to grant two of its Directors the right to purchase 750,000 shares, each, of the Company’s common stock at $1.50 per share. The options will vest over three years and will expire 10 years from the effective date. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

On October 15, 2004, a third Director was granted an incentive stock option for 200,000 shares of common stock at an exercise price of $1.50 per share. This option vests over two years and expires ten years from the date of the grant. On January 5, 2005, a director was granted a non-statutory option for 500,000 shares of common stock at an exercise price of $1.50 per share and this option is fully vested. Each of these grants is subject to approval by the Board of Directors. The Company’s stock option plan was approved by the Company’s shareholders on August 17, 2004.

11. Subsequent Event

As of the date of this Report, the Company had received subscriptions under the terms of the $3.0 million Private Placement for 4,648,738 shares of its common stock at $0.70 per share, for total proceeds of $3,254,116. This offering price per share represents a discount from the market value of the Company’s common stock of approximately 10%. The Company has received cash of $3,134,094, which is held in an escrow account, leaving funds of $120,022 to be received. As part of the terms for the $3.0 million Private Placement, the Company must satisfy two conditions in order to close the transaction.

With respect to one of the conditions, the AMEX requires stockholder approval as a prerequisite to list newly issued shares if (i) the aggregate number of shares to be issued would result in the issuance of twenty-percent (20%) or more of the amount of common stock issued and outstanding, and (ii) the sale price of the shares would be less than the greater of book or market value of the common stock.

The number of shares to be issued in the $2.0 million Private Placement is less than twenty percent (20%) of the Company’s issued and outstanding common stock, and as such, the Company is not required to seek shareholder approval for this transaction.

The number of shares to be issued in the $3.0 Private Placement, when combined with the $2.0 million Private Placement, will exceed twenty percent (20%) of issued and outstanding common stock, and these shares will be sold for less than market value. As a consequence, the Company is required to seek shareholder approval to issue shares attributable to the $3.0 million Private Placement. The Company will seek shareholder approval at its annual general meeting, which is scheduled to be held on May 31, 2005, for the issuance of these shares.

The second condition to closing the $3.0 million Private Placement requires that the Company expand its senior management team.

Neither of the two closing conditions has been satisfied as of date of this Report, and there can be no assurance that the Company will be able to fulfill the conditions.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Business Plan:

Overview:

The Company is classified as a development stage company as shown on our unaudited consolidated financial statements for the period from inception (October 14, 2000) through March 31, 2005. However, we do anticipate having sales of our additive in sufficient volumes during 2005 so that a change in our status as a development stage company may occur by the end of 2005.

O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE. On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2Diesel for all periods presented.

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

On June 15, 2004, the American Stock Exchange (“AMEX” OR “EXCHANGE”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Our shares began to trade on the exchange on July 1, 2004.

On December 29, 2004, the Company consummated a merger (the “Reincorporation Merger”) with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation (“O2Diesel Delaware”) in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the Company is now Delaware.

Our audited consolidated financial statements for the year ended December 31, 2004, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2004 audited consolidated financial statements to highlight that the Company’s accumulated losses and working capital deficit raised substantial doubt about the Company’s ability to continue as a going concern. At December 31, 2004, the Company had a working capital deficiency of $106,693 and had accumulated losses of $18,626,120.

Our unaudited consolidated financial statements for the three months ended March 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2005, the Company had a working capital deficiency of $534,193 and had accumulated losses of $20,313,041.

Further, the Company was notified in December 2004, by the AMEX that it was no longer in compliance with the listing standards of the Exchange. AMEX requires that minimum levels of shareholder equity be maintained. O2Diesel was not in compliance because its shareholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel must have shareholders’ equity of $6.0 million by June 2006.

Management believes that equity of at least $11.0 million must be raised in order for the Company to have sufficient cash to execute its business plan, and to be in compliance with the AMEX’s listing requirements. Of the $11.0 million in new equity, approximately $8.2 million is expected to be needed in 2005 for use as working capital and the remaining $2.8 million is needed to allow us to regain compliance with the AMEX’s listing standards by June 2006.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

If the Company should fail to achieve the operating results it anticipates from the $11.0 million that it intends to raise, then it is likely that we will require an amount in excess of $11.0 million in order for us to execute our business plan and be compliant with the listing standards of the AMEX.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list its common stock . If the Company’s common stock was de-listed by the AMEX, its shares could continue to be traded as a bulletin board stock.

As part of our efforts to raise $11.0 million in new equity, we retained a third party in January 2005, to raise, in a series of two private placements of our common stock, $5.0 million at a price of $0.70 per share. This offering price per share represents a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement is for just under $2.0 million (“$2.0 million Private Placement”) and the second is for just over $3.0 million (“$3.0 million Private Placement”). As part of these transactions, we are obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and we are also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.

Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20% or more of the presently outstanding common stock. In order to comply with this requirement, we will seek shareholder approval for the $3.0 million Private Placement. No shareholder approval is required for the shares to be issued in conjunction with the $2.0 million Private Placement.

Pursuant to the $2.0 million Private Placement, we have received qualified subscriptions for 2,803,428 shares of our common stock for total proceeds of $1,962,400, before payment of an 8% commission and other expenses. As of the date of this Report, we have received cash proceeds of $1,612,400, and we have a subscription receivable of $350,000 for the remaining proceeds of this transaction. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,255 shares shall be held following receipt of the subscription receivable of $350,000, or, if such amount is not collected, at such time as determined by the Company.

In addition, as of May 10, 2005, we had received subscriptions under the $3.0 million Private Placement for 4,648,738 shares of our common stock, for total proceeds of $3,254,116, before payment of an 8% commission. In conjunction with these subscriptions, we have received cash of $3,134,094, which is held in an escrow account, leaving funds of $120,022 to be received. As part of the terms for the $3.0 Private Placement, we must satisfy two conditions in order to close the transaction. As indicated above, the first condition requires that we obtain shareholder approval to issue these shares, and we will seek this approval at our annual general meeting, which is scheduled to be held on May 31, 2005. Pursuant to the second condition, we are required to expand our senior management team. Neither of these two closing conditions has been satisfied as of date of this Report, and there can be no assurance that the Company will be able to fulfill the conditions.

Subscribers to both the $2.0 million Private Placement and $3.0 million Private Placement are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement.

During the first three months of 2005, we continued our efforts to generate sales to our targeted customers in the U.S. and Brazil. At the same time, we devoted more resources to our CityHome™ marketing program as a means of accelerating sales under this initiative. CityHome is a marketing and sales initiative directed at municipal transit agencies across the United States. This program stresses the environmental benefits of our fuel and is designed to allow transit authorities to purchase O2Diesel™ for the same price that they pay for regular diesel fuel. All additional costs of the program are intended to be funded by corporate sponsors who wish to have their brands associated with a clean air campaign.

We are continuing our efforts to establish and improve the logistics network required for the delivery of O2Diesel™. In addition, we are also continuing a series of product tests and demonstrations that relate directly to our sales initiatives and which are designed to meet the needs of our targeted customers. In particular, these tests include completing the necessary

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

test protocols and making the appropriate submissions to allow O2Diesel™ to be designated as a Diesel Emissions Control Strategy fuel in California and a TxLed equivalent fuel for Texas

United States and Canada:

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

➢ Diesel equipment used by port facilities and large-scale mining operations; and

➢ Marketing opportunities centered on public policy and a positive environmental image (CityHome Programs).

For the remainder of 2005, we intend to concentrate on the U.S. market and will not devote significant resources to developing business in Canada. In the U.S., O2Diesel’s initial sales and marketing efforts have been focused on the states of California, Nevada and, Texas and, to a lesser extent, on the northeastern states of New York, New Jersey, Pennsylvania, and Delaware. Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. Based on our experience gained to date, our sales force is seeking to identify potential customers that fit the profile for the use of our additive and O2Diesel™.

As part of the process of identifying potential customers and conducting product demonstrations, we have encountered a number of challenges. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™ (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) sourcing fuel grade ethanol, and (4) ensuring that fuel tanks are appropriately cleaned. O2Diesel has devised parallel strategies to meet these challenges, as well as to position O2Diesel™ as a premium clean fuel.

Under the first element of our strategy, we are working to create a network of diesel fuel jobbers, who in turn have centrally fueled fleets as their customers. To date, we have signed supply and distribution agreements with ten jobbers located in the states of California, Nevada and Texas. We plan to sell additive to the jobbers and assist them in purchasing ethanol by locating ethanol suppliers or, in limited cases, purchasing and reselling ethanol to them. The jobbers will blend the additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. Our sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff plans to work closely with each customer to install flame arrestors in all vehicles, to install fuel cooling devices in certain vehicles, as well as reviewing the customers’ fueling facilities for compatibility with O2Diesel™. In some cases, we will be responsible for sourcing and installing the flame arrestors and fuel cooling devices, arranging tank cleaning and filtering systems as necessary, and in cases where a customer may choose to perform these tasks, we will have an oversight role to ensure that all parts and installation work comply with O2Diesel’s specifications.

Pursuant to the second part of our strategy, our sales force plans to market and sell O2Diesel™ directly to companies, governmental municipalities, port facilities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction and mining companies as well as port cargo handling facilities and agricultural users. In these cases, we will likely be responsible for all logistics required to deliver O2Diesel™ to the customer. To achieve this goal, we intend to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additive for delivery to a customer’s central fueling location. We will arrange for the purchase of ethanol and will supply additive and, in some cases, we may even arrange for the purchase of diesel fuel by the customer. Under our business model, we do not intend to purchase either ethanol or diesel fuel for sale to our customers because to do so would likely involve significant amounts of working capital. However, we also recognize that in certain limited circumstances we may be required to do so as a condition to obtaining a customer. These situations will be considered on a case by case basis, giving due regard to the amount of working capital needed. In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to ensure that fuel is delivered on a timely basis. To accomplish this, O2Diesel is working to create a network of transportation providers, ethanol suppliers and in limited cases, wholesalers of diesel fuel. With large fleet customers, our technical staff will work closely with the customer to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging for the cleaning of tanks and filtering systems as necessary, and purchasing and installing flame arrestors and fuel cooling devices or assisting the customer to do so.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

As a part of our CityHome marketing strategy, we have developed a marketing concept which, at the outset, is being directed primarily to municipal transit agencies. Under this concept, the municipality will incorporate into its environmental policy the benefits to the community of using O2Diesel™ in its transit fleet. Marketing efforts have shown that an initiative encouraging municipalities to use O2Diesel™ as part of a commitment to improve air quality may be a significant driver for the sale of O2Diesel™. As part of this concept, we will assist municipalities to defray the cost of using O2Diesel™ by arranging for corporate sponsors to participate with the municipalities in the cost and benefits of being associated with using a clean burning fuel. Companies that participate in this program will pay sponsorship fees in return for the use of advertising space on a municipality’s bus fleet. Sponsors will be able to have their brands identified with a clean air program and enjoy the added benefit of being seen as good corporate citizens. Sponsorship fees will become additional revenue for us, less the portion of the fees used to defray the incremental costs of O2Diesel™ and the expenses of administering each program.

In the near term, CityHome programs are being marketed mostly to municipal fleets in smaller cities in the Midwestern states. To date, we have found that larger cities are reluctant to commit their transit fleets to a new fuel until the fuel has been used in a wide array of commercial applications for long periods of time. As of the end of March 2005, one city was operating substantially all of its fleet on O2Diesel™ as part of a CityHome program designed for its transit authority. A second city is testing O2Diesel™ in about 10% of its fleet before making a decision to fully participate in a CityHome program.

For a more detailed description of CityHome, see Note 2 to the unaudited financial statements on page F-8.

Following the launch and acceptance of CityHome programs for municipal fleets in smaller cities, we hope to begin testing this program in larger municipal fleets. We anticipate that CityHome will gain the most traction in those states, such as California, Texas and Nevada that mandate the use of clean-burning alternative fuels.

Brazil:

In Brazil, O2Diesel has targeted customers similar to those in the U.S. To do so, we have established our own sales and technical capabilities in Brazil to substantially mirror what has been done in the U.S. In addition, we have joined with a Brazilian commodity firm that trades sugar and alcohol for the purpose of obtaining a local partner that can provide assistance to help introduce our products into the Brazilian market. The Brazilian commodity firm owns 25% of our Brazilian subsidiary.

Together with our partner, we initially targeted some of Brazil’s largest sugar growers and millers as potential customers for O2Diesel™. We have also created programs to market our fuel to municipalities and large fleets in Brazil using environmental initiatives similar to those we are designing for use in the U.S.

Penetration of the Brazilian market has been slower than we had planned. Moreover, our partner in Brazil has not performed to our expectations in so far as assisting us to obtain customers in certain market segments. As of the end of March 2005, we had only tested our fuel with one customer, which was from the miller segment. As a result of funding restraints and slower than expected progress in Brazil, we have taken a decision to reduce our operating expenses and to follow a focused sales strategy to gain customers.

Cash Requirements, Liquidity and Risk Factors:

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs. This overdraft facility was repaid and canceled during 2003. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. The Company has had very favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive. However, we have been informed by Cognis that it wishes to renegotiate both the purchase price of the additive as well as the payment terms. At this time, we do not know what the new terms will be, except that we understand that Cognis will increase the price of the additive and will ask for shorter payment terms.

Significant technical and logistical issues in the first quarter of 2005 continued to affect our ability to generate sales. In addition, as we have started to bring customers onto the fuel, we have had to incur significant up-front implementation costs to prepare the vehicles and storage facilities to use O2Diesel™. This has placed greater demands on our working capital.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

As part of the terms by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions to which we must adhere on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement has negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs are not yet available as an ‘off the shelf item’ for all of the vehicle types that may use O2Diesel™.

During most of 2004 and into 2005, we have had an active research and development effort underway to design flame arrestors and adaptors for vehicles and other equipment that use O2Diesel™. Some of these devices have undergone and passed tests to ensure that they comply with all required specifications. As other flame arrestors are perfected, they will be subjected to the required tests. However, we have now learned that the time and cost of designing and fitting flame arrestors is greater than what we previously thought. Even though we have gained a significant amount of technical knowledge during the last fifteen months, we have still not obtained sufficient experience with sourcing, purchasing and fitting flame arrestors for all types of vehicles and storage tanks to be able to accurately project the availability and cost of these devices. Moreover, there is insufficient history for us to be able to predict with certainty the manpower required to accomplish the work to install flame arrestors.

In addition, we have learned that certain engines require the fitting of a primer pump to ensure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available. However, the necessity of adding these devices to certain vehicles will increase our costs and is likely to increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, for some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market. We are developing and are testing an alternative device which, if successful, will be significantly cheaper than what is currently available.

All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, the time it takes to do the conversion work may be the most limiting factor to efficiently bring new fleets onto the fuel. As a means of mitigating this timing issue, we want our customers to do much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel is further limited by making arrangements for the customers’ vehicles to be in one place long enough to affect the required changes. In some cases for safety, insurance or union reasons, customers will require that they do all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as ensuring that their storage and dispensing facilities are compatible with the use of the fuel.

Another concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that use our fuel. To date, we have not completed the required logistics arrangements to identify and finalize the best infrastructure to ensure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery of O2Diesel™ to potential customers and its proper storage once delivered. This has proven to the true in connection with our Urban Marketing program, wherein we have had to locate and train new fuel distributors and jobbers to deliver O2Diesel™. In some cases, this has been complicated by the small volume of fuel used by a customer and by existing fuel contracts that a customer may have in place. These same issues exist for centrally fueled fleets.

Turning to other technical issues, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer’s refueling station. We have made important strides in working with customers to make certain that their storage facilities are compatible with O2Diesel™. Even with the experience we have gained, we have not fully completed the necessary research and logistics studies to be able to determine with certainty that the storage facilities of all users are capable of meeting the standards necessary to store and dispense an ethanol based diesel fuel such as O2Diesel™. This important work is on-going.

We have also confirmed that it is important to carefully select ethanol suppliers. There is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is an important need, and is a task to which we will devote considerable time during the remainder of 2005.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

In order to ensure quality, we have established a quality control function that constantly monitors and tests the ethanol and O2Diesel™ used by our customers, both as part of test demonstrations and in commercial applications. We have also learned that it is necessary to test the quality of diesel blended with our additive and ethanol. Establishing our own laboratory facility has been a significant help to us in developing quality control standards and procedures. Moreover, this facility is playing an important role in carrying out the quality assurance measures that are necessary to prepare a fleet to use O2Diesel™. None of the procedures are technically difficult, but they have proven to be both time-consuming and critical to ensuring that our product functions as intended. As we gain more experience, it may not be necessary to conduct the level and frequency of tests that we expect to do for the remainder of this year.

Technical challenges have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. To do this, we have developed a team of qualified technicians that are becoming more and more familiar with these issues and which have the ability to respond quickly and solve problems as they arise. All of this has been time-consuming and has slowed down our ability to bring our product to market. But it has also created a base of knowledge which should prove helpful as we continue efforts to commercialize our technology.

Given our projected level of operating costs and the cash of $1.1 million on hand as of March 31, 2005, it is clear we must raise additional cash to be able to fund our operations for the remainder of 2005. Moreover, we also need new investment to allow us to become compliant with the listing standards of the AMEX. In total, we believe we need to raise at least $11.0 in new equity, of which $8.2 million is expected to be needed in 2005 for use as working capital with the remaining $2.8 million to be raised either in 2005 or prior to June 2006 to allow us to regain compliance with the AMEX’s listing standards. If we fail to execute our business plan as intended, we may require more than $11.0 million to meet our stated needs.

As part of our efforts to raise $11.0 million in new equity, we have received qualified subscription agreements from investors in the $2.0 million Private Placement who have subscribed to 2,803,428 shares of our common stock at $0.70 per share. The total proceeds to be received for these subscriptions are $1,962,400, before payment of expenses, which to date total $166,347. As of the date of this Report, the Company had received cash of $1,612,400 leaving $350,000 to be collected. An initial closing for this transaction was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,255 shares shall be held following collection of the subscription receivable of $350,000, or, if such amount is not received, at such time as determined by the Company.

In addition, as of May 10, 2005, we had received subscriptions under the $3.0 million Private Placement for 4,648,738 shares of our common stock, for total proceeds of $3,254,116, before payment of an 8% commission, In conjunction with these subscriptions, we have received cash of $3,134,094, which is held in an escrow account, leaving funds of $120,022 to be received. Two conditions must be satisfied in order to close this $3.0 million Private Placement. The first condition requires the Company to obtain shareholder approval to issue these shares. Such approval will be sought at the Company’s annual general meeting, which is scheduled to be held on May 31, 2005. Pursuant to the second condition, we are required to expand our senior management team. Neither of these two closing conditions had been satisfied as of the date of this Report, and there can be no assurance that they will be fulfilled.

The Company has undertaken to prepare and file at its own expense a registration statement within sixty days following the close of the $2.0 million and the $3.0 Private Placement transactions. In addition, the Company has agreed to use its reasonable best efforts to cause such registration statements to become effective within six months from the initial filings.

In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses. As of March 31, 2005, the Company has generated only $15,244 in product sales and had signed one sponsorship agreement for $32,500 associated with one Urban Marketing program. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions will not vary significantly in ways that could negatively impact the operations and cash position of the Company.

Research & Development:

As part of our cooperation agreement with Cognis, we, along with Cognis, are the joint owners of all patents covering both the use and composition of our additive, O2D05. Patent applications have been filed in twelve countries for O2D05, including the U.S., Canada, Brazil, and Europe. For this purpose, Europe is counted as one country. As such, the patent application for Europe covers 20 countries, including the more populous countries of the U.K., France, Germany, Italy and Spain. The patent applications for the U.S., Brazil and Canada are pending.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. We also have a number of patents that have been issued that relate to the predecessor technology of O2D05. As a strategic measure, we continue to fund all costs necessary to maintain some of these patents. O2Diesel is the sole owner of these latter patents, which in general, cover the use and composition of its prior generation technology.

We have filed trademark registration applications in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel as well as a figurative logo of the words.

As mentioned earlier, we have developed a new marketing initiative which is styled as CityHome™. To protect this trademark, we have filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. An application has also been filed for the trademark “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” covering one class of goods and services.

At the start of 2005, we had governmental test programs in progress with total remaining costs to complete of approximately $1.9 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications. Included in the foregoing programs are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and to test O2Diesel™ in a fleet of refuse trucks in California. Still other tests that may be undertaken will include using O2Diesel™ in mining equipment as well as seeking to obtain a military procurement specification for the fuel.

Other programs underway include conducting the required tests to allow O2Diesel™ to be designated as a TxLed equivalent fuel for Texas. Once the TxLed tests are completed, additional testing and protocols will be commenced to permit O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. These latter two tests are complicated and may take considerable time to complete. At this point, we are at an early stage so that it is not possible to predict when this work will be completed, or if we will obtain the desired results.

Based on the government funding in place and funds which have been appropriated, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

For a more detailed description of government appropriations, see Note 3 to the unaudited financial statements on page F-10.

We will also continue to devote considerable time and resources to the design and development of flame arrestor technology. Most of the design work will be performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue through the remainder of 2005.

For the remainder of 2005, we anticipate spending about $15,000 for various fuel and vehicle tests in Brazil.

Employees:

At present, O2Diesel has fifteen full-time employees of which twelve are in the U.S. and three are in Brazil. We have no part-time employees. Currently, we rely extensively on consultants to assist us with business development, commercializing our technology and to provide help in key technical areas. At present, we use eighteen consultants; three in marketing; two for investor relations; two in business development; six as field technicians, three laboratory technicians and two in government contracts.

For the remainder of the year, we will add new personnel based on the pace of our commercialization. Under our plan, we may add nine full-time employees in the U.S., but none in Brazil, bringing our total employee count to twenty-four by the year-end. In the U.S., we plan to hire one person in a management position, two for sales/marketing, four as field technicians, one for accounting and one for office support. We anticipate continuing to employ sixteen to eighteen consultants serving in the same capacities for the remainder of 2005.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Changes to Common Stock:

Pursuant to the $2.0 million Private Placement, we have received qualified subscriptions for 2,803,428 shares of our common stock at a price of $0.70 per share, for total proceeds of $1,962,400, before the payment of an 8% commission and other expenses, which together total $166,347. As of the end of March 2005, the Company had received cash of $1,416,400, leaving $546,000 to be collected. Subsequent to March 31, 2005, we received $196,000 of the subscription receivable, leaving an amount due of $350,000. All parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. None of the shares to be issued in conjunction with the $2.0 Private Placement were issued as of March 31, 2005. On April 26, 2005, we issued 1,915,143 shares of common stock in connection with a partial closing of this transaction, which was held on March 17, 2005. The remaining 888,285 shares of common stock for this transaction will be issued subsequent to the final closing, which will occur following the collection of the $350,000 subscription receivable, or, if such amount is not received, at a time to be determined by the Company.

There was no underwriter involved in the $2.0 million Private Placement. Sales of common stock under the $2.0 million Private Placement were exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D promulgated under the Securities Act.

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

SUBSEQUENT CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended

32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934, as amended.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)
Date: May 16, 2005	By: /s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2005	By: /s/ David Koontz
David Koontz
Chief Financial Officer (Principal Financial Officer)