Form 10QSB
period 2005-06-30
O2DIESEL CORP
filed 2005-08-15
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to . . . . . . . . . .to. . . . . . . . . . . . .
Commission File Number: 000-32228
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
As of August 10, 2005, the registrant had 36,686,804 shares of Common Stock,
$0.0001 par value per share, issued and outstanding
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

02DIESEL CORPORATION
FOR THE QUARTER ENDED June 30, 2005
INDEX TO FORM 10-QSB
PAGE            Update index

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

O2Diesel Corporation
(A Development Stage Company)
PART I. FINANCIAL INFORMATION
ITEM 1.
Consolidated Balance Sheet
June 30, 2005

ASSETS
CURRENT ASSETS
Cash	$2,859,929
Accounts receivable	15,284
Due from related parties	26,369
Other receivables	275,468
Inventory	105,970
Prepaid expenses and deposits	244,083

Total current assets	3,527,103

FURNITURE AND EQUIPMENT
Office furniture equipment	159,929
Fuel and test equipment	172,598

332,527

Less accumulated depreciation	(101,436)

231,091

TOTAL ASSETS	$3,758,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$593,279
Accrued expenses	952,834
Due to related party	242,285
Deferred grants	290,109
Other current liabilities	7,709

Total current liabilities	2,086,216

Long Term Liabilities	5,063

TOTAL LIABILITIES	2,091,279

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding.	155
Common stock: par value of $0.0001; 100,000,000 shares authorized; 31,954,251 issued and outstanding.	3,195
Common stock subscribed; 4,712,553 shares at June 30, 2005	3,037,730
Additional paid-in capital	20,555,892
Accumulated other comprehensive income	4,178
Deficit accumulated during the development stage	(21,934,235)

Total stockholders equity	1,666,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,758,194

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

					October 14, 2000
					(inception)
	Six months ended June 30,		Three months ended June 30,		through
	2005	2004	2005	2004	June 30, 2005
Revenue	$58,036	$104,584	$42,792	$84,522	$211,354

Expenses:
Cost of goods sold	36,095	76,276	26,594	59,458	141,758
Selling and marketing	802,294	946,461	368,084	511,952	5,443,880
Product testing and government grants, net	291,831	120,211	131,107	42,026	1,226,510
General and administrative	2,226,809	2,636,603	1,132,893	1,394,224	15,903,866

Total operating expense	3,357,029	3,779,551	1,658,678	2,007,660	22,716,014

Operating loss	(3,298,993)	(3,674,967)	(1,615,886)	(1,923,138)	(22,504,660)

Other income (expense):
Interest expense	(13,387)	(3,849)	(7,089)	(1,704)	(117,066)
Interest income	3,348	9,722	410	8,745	39,825
Foreign currency gain (loss), net	—	(26,661)	—	(20,726)	152,660
Other income, net	917	82,020	1,371	82,020	349,364

Total other income (expense)	(9,122)	61,232	(5,308)	68,335	424,783

Loss before provision (benefit) for income taxes	(3,308,115)	(3,613,735)	(1,621,194)	(1,854,803)	(22,079,877)

Benefit for income taxes	—	—	—	—	(145,642)

Net loss	$(3,308,115)	$(3,613,735)	$(1,621,194)	$(1,854,803)	$(21,934,235)

Net loss per share (basic and diluted)	$(0.11)	$(0.12)	$(0.05)	$(0.07)	$(1.35)

Weighted average shares of common shares outstanding	29,546,570	28,985,594	29,546,570	28,525,072	54,292,816
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	—	—	—	(38,081,080)

Weighted average shares of common shares outstanding — giving effect to the recapitalization
	29,546,570	28,985,594	29,546,570	28,525,072	16,211,736

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through June 30, 2005

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid - In
	Shares	Amount	Shares	Amount	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	$—	43,008,772	$430,088	$—	$3,603,415

Net loss			—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031

Balance at December 31, 2001			67,189,810	671,898	—	4,871,446

Net loss

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657

Balance at December 31, 2002			67,893,092	678,931	—	5,387,103

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444

Common stock issued for consulting services	—	—	200,000	2,000	—	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323

Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283

Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—

Balance at December 31, 2003			28,080,372	2,808	1,132,350	11,745,765

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	18,760,144

Net loss	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—

Comprehensive loss:

Common stock issued at $.70 per share on various dates in 2005		—	—	2,803,428	280	1,795,748

Subscriptions for 4,712,553 shares of common stock at $.70 per share on various dates during 2005	—	—	—	—	3,037,730	—

Balance at June 30, 2005	1,550,000	$155	31,954,251	$3,195	$3,037,730	$20,555,892

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through June 30, 2005

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders'
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)

Net loss	—	—	(1,406,709)	(1,406,709)

translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss:				(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)

Net loss			(1,712,803)	(1,712,803)

Foreign currency translation adjustment	—	(74,085)	—	(74,085)

Comprehensive loss:				(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)

Net loss	—	—	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss:				(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000

Common stock issued for consulting services	—	—	—	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—

Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	—	—	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss:				(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527

Preferred stock issued on various dates during 2004		—	—	5,478,764

Balance at December 31, 2004	—	3,682	(18,626,120)	140,776

Net loss	—	—	(3,308,115)	(3,308,115)

Foreign currency translation adjustment	—	496	—	496

Comprehensive loss:				(3,307,619)

Common stock issued at $.70 per share on various dates in 2005	—	—	—	1,796,028

Subscriptions for 4,712,553 shares of common stock at $.70 per share on various dates during 2005	—	—	—	3,037,730

Balance at June 30, 2005	—	$4,178	$(21,934,235)	$1,666,915

See Notes to Financial Statements

02 Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Six Months Ended June 30,		(inception) through
	2005	2004	June 30, 2005
Cash flows from operating activities
Net loss	$(3,308,115)	$(3,613,735)	$(21,934,235)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	33,083	23,113	157,163
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Common stock issued for consulting services	—	—	45,000
Write off of equipment	—	—	1,538
Changes in operating assets and liabilities:
Accounts receivable	860	(37,774)	(15,284)
Due from/(to) related parties	79,417	(2,500)	215,916
Other receivables	(134,298)	221,352	(275,468)
Inventory, prepaid expenses and other current assets	(49,389)	(103,410)	(350,053)
Accounts payable	3,533	149,480	593,279
Accrued expenses	175,521	81,961	952,834
Deferred grants	152,067	23,061	290,109
Other current liabilities	(87,612)	(13,854)	(3,449)

Cash flows used in operating activities	(3,134,933)	(3,272,306)	(19,977,535)

Cash flows from investing activities
Restricted cash	—	750,000	—
Purchase of furniture and equipment	(5,759)	(121,417)	(389,792)
Purchase of Patent	—	—	(345,115)

Cash flows (used in) provided by investing activities	(5,759)	628,583	(734,907)

Cash flows from financing activities
Net proceeds from private placement	3,037,730	583,523	5,953,757
Net proceeds from issuance of preferred stock	—	5,484,083	5,478,764
Net proceeds from issuance of common stock	1,796,028	—	12,119,451
(Repayments) / borrowings of bank debt	(5,883)	—	16,221

Cash flows provided by financing activities	4,827,875	6,067,606	23,568,193

Effect of exchange rate changes on cash	496	12,771	4,178
Net (decrease) increase in cash	1,687,679	3,436,654	2,859,929

Cash at beginning of period	1,172,250	1,084,876	—

Cash at end of period	$2,859,929	$4,521,530	$2,859,929

Cash paid for interest	$2,397	$3,849	$100,975

Cash paid for income taxes	None	None	None
Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
1. The Company and Basis of Presentation
The Company
O2Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to enable distillate liquid transportation fuels to burn cleaner by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company’s operations continue to be focused on raising capital, performing research and development, and bringing its product to market.
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
On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 17,156,468 shares of the Company’s common stock so that the total number of shares approved for listing is now 63,675,366. Our shares began to trade on the exchange on July 1, 2004.
Basis of presentation
The Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2005, the Company has working capital of $1,440,887 and has accumulated losses of $21,934,235. Further, management received notice in December 2004, that the Company was not in compliance with the listing standards of the AMEX because it lacked the requisite amount of shareholders’ equity. Management initially concluded that additional equity of $11.0 million would need to be raised in order for the Company to have sufficient cash to execute its business plan and to regain compliance with the AMEX’s listing standards.
Following completion of the first six months of 2005, management has determined that certain benchmarks in its business plan have not been achieved. Management now believes that the actual amount of new equity required in order to have shareholders’ equity of $6.0 million by June 2006, which is an AMEX requirement, will likely be more than the $11.0 million previously reported and will depend upon actual revenues and expenses during the remaining period through June 2006. However, as a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. It is the Company’s intention to raise additional equity in 2005, but there can be no assurance that it will be able to do so.
Failure to regain compliance with the AMEX’s listing standards within the required time frame, or other substantial non-compliance with our Plan, will likely lead to the delisting of our common stock from the Exchange. We cannot be certain if or when we will again meet the AMEX’s listing requirements. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
The Company and Basis of Presentation (continued)
In January 2005, we retained a third party to raise, in a series of two private placements of our common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement” and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, we were obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and we were also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.
The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to seek shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.
Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of its common stock and total proceeds of $1,962,400, before payment of an 8% commission and other expenses. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this approval was granted by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (“The Board”) confirmed that both of these conditions had been satisfied as of May 31, 2005.
In total, the Company received $5,261,187, before payment of $434,521 for commissions and expenses, from the $2.0 million and $3.0 million Private Placements, and it will issue 7,515,981 shares of its common stock in connection with the Private Placements.
Subscribers to both the $2.0 million Private Placement and $3.0 million Private Placement are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants to be issued is 3,757,990.
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
Depreciation expense recorded in the accompanying Consolidated Statement of Operations was $12,512 and $23,113 respectively for the three and six months ended June 30, 2004 and was $16,973, $33,083 and $157,263 respectively for the three and six months ended June 30, 2005 and for the period October 14, 2000 (inception) through June 30, 2005.
Accounting for Impairment of Long-Lived Assets
The carrying values of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.
Financial Instruments
The carrying value of cash, accounts receivable, due to/from related parties, and accounts payable approximate fair value due to the relatively short maturity of these instruments.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
2. Summary of Significant Accounting Policies (continued)
Revenue Recognition
Revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer, which occurs upon receipt of the product by the customer. Sales of the Company’s product may also be made by its non-exclusive sales agent for the United States and Canada. The Company is to be paid a share of the gross profit realized on these sales from each sale to the end user. The Company will record revenue earned in these cases upon notification of a completed sale to the end user.
In certain sales transactions, the Company may enter into contracts to provide its O2Diesel™ fuel to municipal transit agencies at less than full price for specified periods of time. Gross revenue from sales attributable to these contracts is recognized and recorded upon the passage of title of the product to the jobber that blends and delivers the fuel to the transit authority. As part of these transactions, the Company sells sponsorships to corporate sponsors who pay an amount to subsidize that part of the fuel price not charged to the municipality and to cover other costs associated with the contract. Sponsorship fees are amortized to revenue over the period of the respective contract associated with a particular municipality. At the time the Company enters into a binding contract with a municipal transit agency, it compares the product revenue and known sponsorship fees to be earned against the costs to be incurred for such contract. If the total expected costs for a contract exceed the total anticipated product revenue and known sponsorship fees, the Company will record a loss at the time the contract becomes effective. As of June 30, 2005, the Company had entered into one contract, which had become effective, for the sale of fuel to a municipal transit agency. The Company has recorded a loss of $144,786 for this contract, which represents the amount by which contract’s estimated expenses exceed its estimated revenues.
In cases where sponsorship fees do not relate to a contract with a municipality, the sponsorship fees will be amortized to revenue over the life of the sponsorship agreement.
Shipping and Handling Costs
The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $3,770 and $7,945 respectively for the three and six months ended June 30, 2004 and were $3,048, $5,015 and $31,454 respectively for the three and six months ended June 30, 2005 and for the period October 14, 2000 (inception) through June 30, 2005.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was nil for the three and six months ended June 30, 2005 and 2004. Advertising costs were $450,000 for the period October 14, 2000 (inception) to June 30, 2005.
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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
2. Summary of Significant Accounting Policies (continued)
Accounting for Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company continues to follow APB 25. Pro forma effects of SFAS 123 were immaterial for the three and six months ended June 30, 2005 and 2004 and for the period October 14, 2000 (inception) through June 30, 2005.
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
Foreign Subsidiaries
The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of June 30, 2005, other comprehensive income included $496 of cumulative income from foreign currency translation.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
2. Summary of Significant Accounting Policies (continued)
The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. During the three and six months ending June 30, 2005, the Brazilian subsidiary recognized nil revenue and at June 30, 2005 had net assets of $73,041. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency transaction gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At June 30, 2005, the Brazilian operations had aggregate losses of $980,051. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.
Segment Reporting
The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.
Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows presented herein from inception (October 14, 2000) through June 30, 2005 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005.
3. Government Appropriations
Appropriation from the U.S. Department of Energy
In 2002, the Company received an appropriation of $1,107,734, which was increased to $2,039,650 as of September 15, 2004, from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until December 31, 2005. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of June 30, 2005, the Company had incurred costs of $1,094,007 towards completion of the contract, leaving a balance of $945,643 in costs to complete the contract. From the inception of the contract in December 2002 through June 30, 2005, the Company billed NREL $875,261 of which $44,666 is included in other receivables as of June 30, 2005.
Appropriation (1) from the U.S. Department of Defense
In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. The third party administrator has agreed that the Company through December 31, 2004, had achieved five milestones. Since inception, the Company has billed $360,000 related to this appropriation, of which $160,000 was billed in January 2005. Through March 31, 2005, the Company has received cash in excess of costs incurred of $298,040, and has included this amount in Deferred Grants recorded at March 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of March 31, 2005. By its terms, this contract expired on December 31, 2004 and it has not been extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
3. Government Appropriations (continued)
of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense.
Appropriation (2) from the U.S. Department of Defense
On January 11, 2005, the Company entered into a contract with a value of $1,085,000 from the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. In addition, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from the contract administrator, was authorized to incur costs in an amount not to exceed $75,000 during the pre-contract period. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. As of June 30, 2005, costs totaling $301,050 had been incurred and, of this amount, $293,118 had been billed. At June 30, 2005, $198,852 is included in other receivables. The excess of the costs over the amount billed, or $7,932, is recorded in Deferred Grants.
4. Other Receivables

Other Receivables	June 30, 2005

ITC Appropriation	$198,852
NREL Appropriation	44,666
Kansas Corn Commission	12,500
Reimbursement due from Long Beach Container	16,165
Reimbursement due from Cognis	3,285

$275,468

5. Accrued Expenses

Accrued Liabilities	June 30, 2005

Legal and professional	$576,210
Investor Relations	167,021
Other	209,613

$952,843

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of June 30, 2005 are as follows:

Income taxes

Net operating loss carryforwards	$5,679,000
Deferred revenue	148,000
Accrued expenses	122,000

Total deferred tax assets	5,949,000
Valuation allowance	(5,949,000)

Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At June 30, 2005, the Company had Federal and state net operating loss carryforwards of approximately $12.1 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of June 30, 2005, the Company had an Irish net operating loss carryforward of approximately $376,000 which can be carried forward indefinitely, and a Brazilian net operating loss of approximately $788,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.
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
As a result of the transaction, the historical financial statements of AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically, the historical stockholders’ equity of AAE prior to the transaction has been effected

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
8. Stockholders’ Equity (continued)
for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital; the accumulated deficit of AAE has been carried forward after the transaction; and the loss per share for all periods prior to the transaction has been restated to reflect the number of equivalent common shares received by AAE in the transaction.
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
Pursuant to its $2.0 million Private Placement, the Company, as of March 31, 2005, had received qualified subscriptions for 2,803,429 shares of its common stock at a price of $0.70 per share, for total proceeds of $1,962,400, before payment of an 8% commission and other expenses, which together totaled $169,566. As of March 31, 2005, the Company had received cash of $1,416,400 and had recorded a subscription receivable of $546,000. Subsequent to March 31, 2005, the Company collected the subscription receivable of $546,000. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares, which were issued on April 26, 2005. A final closing for the remaining 888,285 shares was held May 20, 2005 and all shares for this transaction had been issued as of June 30, 2005.
Pursuant to its $3.0 million Private Placement, the Company received subscriptions for 4,712,553 shares of its common stock at $0.70 per share, for total proceeds of $3,298,787, all of which had been paid in as of June 30, 2005. On June 10, 2005, an initial closing was held covering 4,583,973 shares of common stock representing total proceeds of $3,208,781, before payment of an 8% commission. As of June 30, 2005, none of the shares included in the $3.0 million Private Placement had been issued. This transaction was closed following June 30, 2005 and all shares were issued.
Subscribers to the $2.0 million Private Placement and $3.0 million Private Placement are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of each Private Placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement.
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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
8. Stockholders’ Equity (continued)
Warrants
A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 should certain sales targets be achieved. The warrant expires on July 10, 2006. None of the sales targets have been achieved under the Agreement. As of December 10, 2004 this Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel Corporation’s common stock at a price of $2.00 per share. The holder may exercise this warrant in whole or in part at any time before 5:00 pm Eastern time on May 5, 2007.
9. Related Party Transactions
A company controlled by the former Chairman of the Board, who retired on June 13, 2005, provides office space, accounting and other services to the Company at a cost of approximately $2,300 per month. The Company paid $7,732 and $14,430 respectively for the three and six months ended June 30, 2004 and paid $5,397, $13,579 and $146,930 respectively for the three and six months ended June 30, 2005 and for the period October 14, 2000 (inception) through June 30, 2005, to the company controlled by the former Chairman. At June 30, 2005, the Company recorded $5,132 which is payable to this related party.
Included in receivables due from related parties at June 30, 2005 is $26,369 which is related to travel advances made to employees.
10. Commitments
Operating leases
The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of June 30, 2005, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases
	2005	39,643
	2006	81,530
	2007	83,775
	2008	78,680

	Total	$283,628

Rent expense under the leases from unrelated parties costs were $18,521 and $39,962 respectively for the three and six months ended June 30, 2004 and were $19,082, $38,665 and $119,198 respectively for the three and six months ended June 30, 2005 and for the period October 14, 2000 (inception) through June 30, 2005. The leases did not exist prior to 2003.
Truck Loan
     On November 4, 2004 the Company purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase, the Company financed $23,000 with a local bank, and the loan is secured by the truck. The note bears interest at 7.00% and is payable in 24 monthly installments of $1,031 with the final payment due in November of 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
10. Commitments (continued)
Options
The Company has made commitments to all of the members of its Board to allow each director to purchase shares of its common stock. One director has been granted an option to purchase 750,000 shares, another director, who was recently elected to be the Chairman of the Board, has been granted an option to purchase 400,000 shares and two other directors have been granted options to allow each to purchase 200,000 shares of the Company’s common stock, all at $1.50 per share. A director, who also serves as a consultant, has been granted an option for his consultancy work to purchase 750,000 shares of common stock at $1.50 per share. Another director was granted an option to purchase 200,000 shares of common stock at an exercise price of $1.50 per share, and upon his resignation from the Board, which became effective July 29, 2005, the option became fully vested. On January 5, 2005, a director, who resigned from the Board in June 2005, was granted an option to purchase 500,000 shares of common stock at an exercise price of $1.50 per share and this option is fully vested.
In addition, the Company has made commitments to grant options to certain of its employees and consultants to purchase, in the aggregate, 4,850,000 shares of its common stock at $1.50 per share or at other prices yet to be determined. Generally, the options vest over three years and will expire 10 years from the effective date. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.
All of the above options will be granted pursuant to the Company’s 2004 Stock Incentive Plan, which was approved by the Company’s shareholders on August 17, 2004. Each of these grants is subject to approval by the Board.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
Business Plan:
Overview:
The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through June 30, 2005.
O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2Diesel for all periods presented.
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
On June 15, 2004, the AMEX approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 17,156,468 more shares of our common stock so that the total number of shares approved for listing is 63,675,366. Our shares began to trade on the exchange on July 1, 2004.
On December 29, 2004, the Company consummated a merger with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the Company is now Delaware.
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
Our unaudited consolidated financial statements for the three and six months ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2005, the Company had working capital of $1,440,887 and had accumulated losses of $21,934,235.
Further, the Company was notified in December 2004 by the AMEX that it was no longer in compliance with the listing standards of the Exchange. AMEX requires that minimum levels of shareholder equity be maintained. O2Diesel was not in compliance because its shareholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel must have shareholders’ equity of $6.0 million by June 2006.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
In its prior reports, management indicated that additional equity of at least $11.0 million would need to be raised in order for the Company to have sufficient cash to execute its business plan, and to be in compliance with the AMEX’s listing requirements. Of the $11.0 million in new equity to be raised, approximately $8.2 million was expected to be needed in 2005 for use as working capital and the remaining $2.8 million would have been needed to allow us to regain compliance with the AMEX’s listing standards by June 2006.
It was also reported that if we should fail to achieve the operating results anticipated from the $11.0 million, then an amount in excess of $11.0 million would have to be raised in order to allow us to execute our business plan and to be compliant with the listing standards of the AMEX.
Following the completion of the first six months of 2005, we have determined that certain benchmarks in our business plan have not been achieved. We now believe that the actual amount of new funding required to have shareholders’ equity of $6.0 million by June 2006, will likely be more than previously reported and will depend upon our expenses and revenues during the remaining period through June 2006. As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. Failure to regain compliance with AMEX’s listing standards within the required time frame, or other substantial non-compliance with our Plan, will likely lead to the delisting of our common stock from AMEX. We cannot be certain if or when we will again meet the AMEX’s listing requirements. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.
In January 2005, we retained a third party to raise, in a series of two private placements of our common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement” and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, we were obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and we were also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.
The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, we were required to obtain shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares to be issued in conjunction with the $2.0 million Private Placement.
Pursuant to the $2.0 million Private Placement, we received qualified subscriptions for 2,803,428 shares of our common stock, and we received total proceeds of $1,962,400, before payment of an 8% commission and other expenses. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, we held an initial closing for the $3.0 million Private Placement covering 4,583,973 shares of our common stock, for total proceeds of $3,208,781, before payment of an 8% commission. In addition, we received additional subscriptions for 128,580 shares of our common stock and funds of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, we were required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that we obtain shareholder approval to issue these shares, and this approval was granted by our shareholders at our annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, we were required to expand our senior management team, and we did so by creating the position of Chief Operating Officer and President. A former director has agreed to serve in this new role. The Board confirmed that both of these two conditions had been satisfied as of May 31, 2005.
In total, we raised $5,261,187, before payment of $434,521 for commissions and expenses, from the $2.0 million and $3.0 million Private Placements, and we will issue 7,515,981 shares of our common stock in connection with the Private Placements.
Subscribers to both the $2.0 million Private Placement and $3.0 million Private Placement are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants to be issued is 3,757,990.
Operations:
During the second three months of 2005, we continued our efforts to generate sales to our targeted fleet customers in the U.S. and Brazil. At the same time, we also continued to devote significant resources to our CityHome™ marketing program as a means of accelerating sales under this initiative. CityHome is a marketing and sales initiative directed at municipal transit agencies across the United States. This program stresses the environmental benefits of our fuel and is designed to allow transit authorities to purchase O2Diesel™ for the same price that they would otherwise pay for regular diesel fuel. All additional costs of the program are intended to be funded by corporate sponsors who wish to have their brands associated with a clean air campaign. During the second quarter of 2005, a number of discussions and initiatives was commenced in Europe with various parties to both test our fuel and to determine the market size and acceptance of our fuel for use in Europe. We expect these activities to continue for the remainder of 2005.
As part of our continuing sales initiatives, we have also expanded our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers. In addition, we are also continuing a series of product tests and demonstrations that relate directly to our sales initiatives and which are designed to meet the needs of our targeted customers.
In particular, these tests include completing the necessary test protocols and making the required submissions to allow O2Diesel™ to be designated as a Diesel Emissions Control Strategy fuel in California and a TxLed equivalent fuel for Texas.
United States and Canada:
Our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:
•	Current and projected quantity of diesel fuel consumption;

•	High-population centers under strict air quality regulations;

•	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

•	Off-road construction equipment;

•	Diesel equipment used by port facilities and large-scale mining operations; and

•	Marketing opportunities centered on public policy and a positive environmental image (CityHome Programs).
For the remainder of 2005, we intend to concentrate on the U.S. market and will not devote significant resources to developing business in Canada.
As part of the process of identifying potential customers and conducting product demonstrations, we have encountered a number of challenges. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™ (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) sourcing fuel grade ethanol, and (4) insuring that fuel tanks are appropriately cleaned. O2Diesel has devised parallel strategies to meet these challenges, as well as to position O2Diesel™ as a premium clean-burning fuel.
Under the first element of our strategy, we are working to create a network of diesel fuel jobbers, who in turn have centrally fueled fleets, port cargo-handling facilities and other diesel users as their customers. To date, we have signed supply and distribution agreements with ten jobbers located in the states of California, Nevada and Texas. We plan to sell additive to the jobbers and assist them in purchasing ethanol by locating ethanol suppliers or purchasing and reselling ethanol to them, which we have done in limited cases. The jobbers will blend the additive, ethanol and diesel fuel and then sell O2Diesel™ to their customers. Our sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff must work closely with each customer to install flame arrestors in all vehicles, to install fuel cooling devices in certain vehicles, as well as reviewing the customers’ fueling facilities for compatibility with O2Diesel™. In some cases, we will be responsible for sourcing and installing the flame arrestors and fuel cooling devices, arranging tank cleaning and filtering systems as necessary, and in cases where a customer may choose to perform these tasks, we will have an oversight role to ensure that all parts and installation work comply with O2Diesel’s specifications.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
Pursuant to the second part of our strategy, our sales force plans to market and sell O2Diesel™ directly to companies, governmental municipalities, port facilities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction and mining companies as well as port cargo handling facilities and agricultural users. To date, these customers have only included centrally fueled truck fleets and cargo handling facilities at a major port. In these cases, we have worked closely with jobbers and the terminals to secure all of the logistics required to deliver O2Diesel™ to our customer in a timely manner. As we continue to commercialize the fuel, we intend to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additive and then deliver O2Diesel™ to a customer’s central fueling location. We will arrange for the purchase of ethanol and will supply additive and, in some cases, we may even arrange for the purchase of diesel fuel and ethanol by the customer. Under our business model, we do not intend to purchase either ethanol or diesel fuel for sale to our customers because to do so would likely involve significant amounts of working capital, and could, in some states, require us to meet certain regulatory requirements. However, we also recognize that in certain limited circumstances we may be required to do so as a condition to obtaining a customer. These situations will be considered on a case by case basis, giving due regard to the amount of working capital needed, as well as to any existing regulatory requirements.
In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to ensure that our fuel is properly blended and delivered on a timely basis. To accomplish this, we are continuing our efforts to create a network of transportation providers, ethanol suppliers and in limited cases, wholesalers of diesel fuel. With large fleet customers, our technical staff will work closely with the customer to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging tank cleaning and filtering systems as necessary, and purchasing and installing flame arrestors and fuel cooling devices or assisting the customer to do so.
As a part of our CityHome marketing strategy, we have developed a marketing concept which, at the outset, is being directed primarily to municipal transit agencies. Under this concept, the municipality will incorporate into its environmental policy the benefits to the community of using O2Diesel™ in its transit fleet. Marketing efforts have shown that an initiative encouraging municipalities to make a long-term commitment to improve air quality may be a significant driver for the sale of O2Diesel™. As part of this concept, we will assist municipalities to defray the additional costs of using O2Diesel™ by arranging for corporate and trade association sponsors to participate with the municipalities in the cost and benefits of being associated with using a clean burning fuel. Companies and others that participate in this program will pay sponsorship fees to O2Diesel in return for the use of advertising space on a municipality’s bus fleet and other advertising assets. Sponsors will be able to have their brands identified with a clean air program and enjoy the added benefit of being seen as good corporate citizens. Sponsorship fees will become additional revenue for us, less the portion of the fees used to defray the implementation costs to transition a fleet to use O2Diesel™, the incremental costs of O2Diesel™ and the expenses of administering each program.
In the near term, CityHome programs are being marketed mostly to municipal fleets in smaller cities in the Midwestern states. In doing so, we have learned that the lead times for finalizing contracts with these municipalities and sponsors can be substantial, and are longer than we had initially anticipated. Also, we have found that larger cities are reluctant to commit their transit fleets to a new fuel until the fuel has been used in a wide array of commercial applications for long periods of time. As of the end of June 2005, one city was operating substantially all of its fleet on O2Diesel™ as part of a CityHome program, and. a second city, which had tested O2Diesel™ in about 10% of its fleet, had committed to convert its entire fleet to use O2Diesel™ in a CityHome program. In addition, there are two other municipalities in the Midwest that have agreed to place their fleets in a CityHome program, and a third municipality has agreed to test the fuel in a limited number of its buses.
Following the launch and acceptance of CityHome programs for municipal fleets in smaller cities, we hope to begin testing this program in larger municipal fleets. We anticipate that CityHome will gain the most traction in those states, such as California, Texas and Nevada that mandate the use of clean-burning alternative fuels. In California and Texas, it will likely be important that we obtain new state mandated designations for our fuel known as Diesel Emissions Control Strategy in California and Txled for Texas.
Brazil:
In Brazil, O2Diesel has targeted customers similar to those in the U.S. We have established our own sales and technical capabilities in Brazil to substantially mirror what has been done in the U.S. In addition, we have joined with a Brazilian commodity firm that trades sugar and alcohol in order to have a local partner that can help to introduce our products into the Brazilian market. The Brazilian commodity firm owns 25% of our Brazilian subsidiary.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
Together with our partner, we initially targeted some of Brazil’s largest sugar growers and millers as potential customers for O2Diesel™. We have also created programs to market our fuel to municipalities and large fleets in Brazil using environmental initiatives similar to those we are designing for use in the U.S.
Penetration of the Brazilian market has been slower than we had planned. Moreover, our partner in Brazil has not performed to our expectations in so far as assisting us to obtain customers in certain market segments. As of the end of June 2005, we had tested our fuel with only two customers, one of which is from the miller segment and the other being a fleet of waste — hauling vehicles operated by the city of Rio de Janeiro. As a result of funding restraints and slower than expected progress in Brazil, we have implemented a decision to reduce our operating expenses and to follow a focused sales strategy to gain customers.
Cash Requirements, Liquidity and Risk Factors:
To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs. This overdraft facility was repaid and canceled during 2003. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. The Company has had very favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive. However, in the first quarter of 2005, we were informed by Cognis that it wished to renegotiate both the purchase price of the additive as well as the payment terms. At this time, we still do not know what the new terms will be, except that we have learned that Cognis may decrease the price of the additive, but that it will likely require shorter payment terms.
Significant technical and logistical issues in the first half of 2005 continued to affect our ability to generate sales. In addition, as we have started to bring customers onto the fuel, we have had to incur significant up-front implementation costs to prepare the vehicles and storage facilities to use O2Diesel™. This has placed substantial demands on our working capital, and is likely to continue to do so.
As part of the terms by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions to which we must adhere on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement has impacted our ability to efficiently commercialize our technology in the U.S. Although flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs are not yet available as an ‘off the shelf item’ for all of the vehicle types that may use O2Diesel™. This has required the Company to devise fitting kits for previously unencountered vehicles.
During most of 2004 and into 2005, we have had an active research and development effort underway to design flame arrestors and adaptors for vehicles and other equipment that use O2Diesel™. Some of these devices have undergone and passed tests to ensure that they comply with all required specifications. As other flame arrestors are perfected, they will be subjected to the required tests. However, we have now learned that the time and cost of designing and fitting flame arrestors and adaptors is greater than what we previously thought. Even though we have now gained a significant amount of technical knowledge, we still have not obtained sufficient experience with sourcing, purchasing and fitting flame arrestors for all types of vehicles and storage tanks to be able to accurately project the availability and cost of these devices. Moreover, there is insufficient history for us to be able to predict with certainty the manpower required to accomplish the work to install flame arrestors, particularly as this affects our ability to meet our business plan.
In addition, we have learned that certain engine fuel systems require the fitting of a primer pump to ensure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available. However, the necessity of adding these devices to certain vehicles does increase costs and is likely to increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, for some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but which are generally more expensive. These particular devices are readily available in the market. We have developed and are testing an alternative device which, if successful, will be significantly cheaper than what is currently available. To date, we have used some of these newly developed safety devices on a limited number of buses and each device has functioned satisfactorily.
All of these technical issues have led to greater lead times than expected to convert fleets and other diesel equipment from using regular diesel to O2Diesel™. In fact, the time it takes to plan and complete the conversion work may be one of the most limiting factors to efficiently bringing new fleets onto the fuel. As a means of mitigating this timing issue, we want our

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
customers to do much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. Moreover, in all cases, significant time is needed to profile a fleet to determine the devices required and then to order what is needed. The actual time required to convert a fleet to use O2Diesel is further limited by making arrangements for the customers’ vehicles to be in one place long enough to affect the required changes. In some cases for safety, insurance or union reasons, customers will require that they do all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well ensuring that their storage and dispensing facilities are compatible with the use of the fuel.
Another concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that use our fuel. To date, we have been able to identify and manage the required logistics arrangements to ensure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery of O2Diesel™ to potential customers. However, as we move into other geographical markets, we need to replicate similar logistical arrangements for each new market. This has also proven to be true for our Urban Marketing program, wherein we continue to have to identify and train new fuel distributors and jobbers to deliver O2Diesel™. In some cases, this has been complicated by the small volume of fuel used by a customer and by existing fuel contracts that a customer or municipality may have in place.
Turning to other technical issues, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer’s refueling station. We have made important strides in working with customers to make certain that their storage facilities are compatible with O2Diesel™. Even with the experience we have gained, we have not fully completed the necessary research and logistics studies to be able to determine that the storage facilities of all users are capable of meeting the standards necessary to store and dispense an ethanol based diesel fuel such as O2Diesel™. This important work is on-going.
We have also confirmed that it is important to carefully select ethanol suppliers. There is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is an important need, and is a task to which we have devoted considerable time and will continue to do so during the remainder of 2005.
In order to ensure quality, we have established a quality control function that constantly monitors and tests the ethanol and O2Diesel™ used by our customers, both as part of test demonstrations and in commercial applications. We have also learned that it is necessary to test the quality of diesel fuel blended with our additive and ethanol. Establishing our own laboratory facility has been a significant help to us in developing quality control standards and procedures. Moreover, this facility is playing an important role in carrying out the quality assurance measures that are necessary to prepare a fleet to use O2Diesel™. None of the procedures are technically difficult, but they have proven to be both time-consuming and critical to ensuring that our product functions as intended. As we gain more experience, it may not be necessary to conduct the level and frequency of tests that we expect to do for the remainder of this year.
Technical challenges have presented significant hurdles to commercializing our technology. In many cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. To do this, we have developed a team of qualified technicians that are familiar with these issues and which have the ability to respond quickly and solve problems as they arise. All of this has been time-consuming, costly and has slowed down our ability to bring our product to market. But it has also created a base of knowledge which should prove helpful as we continue efforts to commercialize our technology.
Given our projected level of operating costs and the cash of $2.8 million on hand as of June 30, 2005, it is clear we must raise additional cash to be able to fund our operations for the remainder of 2005. Moreover, we also need new investment to allow us to become compliant with the listing standards of the AMEX. Previously, we had believed that we would need to raise at least $11.0 million in new equity, of which $8.2 million was expected to be needed in 2005 for use as working capital with the remaining $2.8 million to be raised either in 2005 or prior to June 2006 to allow us to regain compliance with the AMEX’s listing standards. Also, as we have explained previously, if we failed execute our business plan as intended, we would likely need more than $11.0 million to meet our stated needs. We have not achieved certain of the benchmarks in our business plan for the first six months of 2005. As a consequence, we believe that we will need to raise more than $11.0 million to continue to execute our business plan and to remain compliant with the AMEX. Moreover, as a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
In the first six months of 2005, we raised new equity of $5,261,187, before payment of expenses totaling $434,521, which includes commissions of $420,895. These funds were raised as part of a $2.0 million Private Placement and a $3.0 million Private Placement, both of which have been closed. The aggregate shares of common stock sold under both Private Placements totaled 7,515,981, at a price per share of $1.50. The Company has undertaken to prepare and file at its own expense registration statements within sixty days following the close of the $2.0 million and the $3.0 million Private Placement transactions. In addition, the Company has agreed to use its reasonable best efforts to cause such registration statements to become effective within six months from the initial filings.
As stated previously, even with the fund raising completed in the first six months of 2005, we will still need to raise additional equity or debt during the second six months of 2005. We are currently holding discussions with a number of potential investors, but as of the date of this report, no firm commitments have been received from any of the parties.
In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses. As of June 30, 2005, the Company has generated only $71,699 in product sales and had signed two sponsorship agreements for $47,500 associated with two Urban Marketing programs. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions will not vary significantly in ways that could negatively impact the operations and cash position of the Company.
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
At the start of 2005, we had governmental test programs in progress with total remaining costs to complete of approximately $1.9 million. Under these programs, a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that our fuel performs well in specific applications. Included in the foregoing programs are product demonstrations in Nevada to test O2Diesel™ in a small number of non-tactical military vehicles, and to test O2Diesel™ in part of a fleet of refuse trucks in California. Still other tests that are now being conducted or which are being planned include using O2Diesel™ in mining equipment as well as seeking to obtain a military procurement specification for O2Diesel™.
Other programs underway include conducting the required tests to allow O2Diesel™ to be designated as a TxLed equivalent fuel for Texas. Tests to verify that O2Diesel™ qualifies as a Txled fuel have been ongoing for all of the second quarter of 2005. Once the TxLed tests are completed, a new round of testing and protocols will be commenced to determine if O2Diesel™ can meet the requirements to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. All of these test procedures are complicated and may take considerable time to complete. At this point, we are at an early stage so that it is not possible to predict when this work will be completed or if we will obtain the desired results once it is completed.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
Based on the government funding in place and funds which have been appropriated, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.
For a more detailed description of government appropriations, see Note 3 to the unaudited financial statements on page F-10.
We will also continue to devote considerable time and resources to the design and development of flame arrestor technology. Most of the design work is being performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue through the remainder of 2005.
For the remainder of 2005, we anticipate spending about $12,000 for various fuel and vehicle tests in Brazil.
Employees:
At present, O2Diesel has seventeen full-time employees of which fourteen are in the U.S. and three are in Brazil. We have two part-time employees. Currently, we rely extensively on consultants to assist us with business development, commercializing our technology and to provide help in key technical areas. At present, we use fifteen consultants; four in marketing; two for investor relations; one in logistics; two in business development; three as field technicians, two laboratory technicians, and one in government contracts.
For the remainder of the year, we will add new personnel based on the pace and success of our commercialization efforts. Under our plan, we may add some full-time employees in the U.S., but none in Brazil. We have recently hired a former director to assume the newly created position of President and Chief Operating Officer, and we have also hired a senior person for sales and marketing activities.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Changes to Common Stock:
Pursuant to the $2.0 million Private Placement, we received qualified subscriptions for 2,803,429 shares of our common stock at a price of $0.70 per share, for total gross proceeds of $1,962,400, before the payment of an 8% commission and other expenses, which together totaled $169,566. As of the end of March 2005, the Company had received cash of $1,416,400, leaving $546,000 to be collected. Subsequent to March 31, 2005 and prior to June 30, 2005, we received $546,000 in full payment of the subscription receivable. All 2,803,428 shares to be issued in conjunction with the $2.0 million Private Placement were issued prior to June 30, 2005, and the transaction was closed.
Pursuant to the $3.0 million Private Placement, we have received qualified subscriptions for 4,712,553 shares of our common stock at a price of $0.70 per share, and gross proceeds of $3,298,787, before the payment of an 8% commission and other expenses, which together total $264,954. This Private Placement was oversubscribed by $298,787. All of the conditions to

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
permit the transaction to be closed had been met as of June 30, 2005. None of the 4,712,553 shares of common stock had been issued as of June 30, 2005, but all of the shares were issued prior to the date of this report, and this transaction has been closed.
Subscribers to the $2.0 million and $3.0 million Private Placements are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of each Private Placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement.
There was no underwriter involved in either the $2.0 million or $3.0 million Private Placement. Sales of common stock under the each of these Private Placements were exempt from registration pursuant to Section 4(2) of the Securities Act, and Regulation D promulgated under the Securities Act.
SUBSEQUENT CHANGES IN SECURITIES
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of stockholders was held on May 31, 2005 in Newark, Delaware. Of the 31,065,966 shares of common stock outstanding as of record date on April 28, 2005, 11,307,951 shares, or 36.4% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum.
1.	Elect four (4) persons as directors of the Company to serve in two classes (Class A, and Class C) having staggering terms of three (3) years, or until their respective successors shall have been duly elected and qualified;
a)	Mr. Arthur E. Meyer, Mr. Hendrik Rethwilm and Mr. Karim Jobanputra were elected as Class A directors to hold office until the 2008 annual meeting of stockholders.

b)	Mr. Holt Williams was elected as a Class C director to hold office until the 2007 annual meeting of stockholders.

Votes Cast	Meyer	Rethwilm	Jobanputra	Williams

For	11,216,439	11,205,839	11,296,351	11,306,951
Withheld	90,512	101,112	10,600
Abstain	1,000	1,000	1,000	1,000
Not Voted

Total	11,307,951	11,307,951	11,307,951	11,307,951

2.	Approve the issuance of shares of common stock and a private placement sale to accredited investors to the extent that such issuance would require shareholder approval under the rules of the AMEX.

Issuance
Votes Cast	of Shares

For	11,301,721
Withheld	5,430
Abstain	800
Not Voted

Total	11,307,951

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005

3.	Approve an amendment of the Company’s 2004 Stock Incentive Plan to increase the number of shares authorized under the O2Diesel 2004 Stock Incentive Plan; and

Stock
Votes Cast	Plan

For	11,306,951
Withheld	1,000
Abstain	—
Not Voted

Total	11,307,951

4.	Ratify the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2005.

E&Y
Votes Cast	Auditor (3)

For	11,188,604
Withheld	118,117
Abstain	1,230
Not Voted

Total	11,307,951

ITEM 5. OTHER INFORMATION.
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     The following exhibits are filed herewith.

Exhibit No.	Description

10.1	Form of Subscription Agreement for $3.0 million Private Placement as entered into by and between the Company and each individual investor. (1)

10.2	Employment Agreement by and between the Company and Richard Roger. (2)

31.1	Certification of the Chief Executive Officer and acting Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K on June 16, 2005, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.

(3)	Filed herewith.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2005
12. SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)
Date: August 15, 2005	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer and Acting Chief Financial Officer (Principal Executive and Financial Officer)