Form 10QSB
period 2005-09-30
O2DIESEL CORP
filed 2005-11-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                      to
Commission File Number: 001-32228
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
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐    No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
Yes ☐     No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of November 14, 2005, the registrant had 39,914,874 shares of Common Stock,
$0.0001 par value per share, issued and outstanding
Transitional Small Business Disclosure Format (check one) Yes ☐    No ☑

O2DIESEL CORPORATION
FOR THE QUARTER ENDED September 30, 2005
INDEX TO FORM 10-QSB
PAGE Update index

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

O2Diesel Corporation
(A Development Stage Company)
PART I. FINANCIAL INFORMATION
ITEM 1.
Consolidated Balance Sheet
September 30, 2005

ASSETS
CURRENT ASSETS
Cash	$1,395,184
Restricted cash	2,300,000
Accounts receivable	7,250
Due from related parties	33,369
Other receivables	170,098
Inventory	84,344
Prepaid expenses, deferred charges and deposits	465,287

Total current assets	4,455,532

FURNITURE AND EQUIPMENT
Office furniture equipment	168,758
Fuel and test equipment	172,598

341,356
Less accumulated depreciation	(120,474)

220,882

TOTAL ASSETS	$4,676,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$683,791
Accrued expenses	772,954
Due to related party	301,051
Deferred grants	299,985
Other current liabilities	140,028

Total current liabilities	2,197,809

Long Term Liabilities	2,043

TOTAL LIABILITIES	2,199,852

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding	155
Common stock: par value of $0.0001; 100,000,000 shares authorized; 36,686,804 issued and outstanding	3,669
Common stock subscribed; 3,228,070 shares at September 30, 2005	2,300,000
Additional paid-in capital	23,807,582
Accumulated other comprehensive income	3,945
Deficit accumulated during the development stage	(23,638,789)

Total stockholders’ equity	2,476,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,676,414

See Notes to Financial Statements

F–1

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

					October 14, 2000
					(inception)
	Nine months ended September 30,		Three months ended September 30,		through
	2005	2004	2005	2004	September 30, 2005
Revenue	$119,664	$126,615	$61,628	22,031	$259,319

Expenses:
Cost of goods sold	64,250	92,306	28,155	16,030	169,913
Selling and marketing	1,159,129	1,446,282	356,835	499,821	5,800,715
Product testing and government grants, net	353,328	211,489	61,497	91,278	1,288,007
General and administrative	3,543,224	3,742,484	1,316,415	1,105,882	17,206,618

Total operating expense	5,119,931	5,492,561	1,762,902	1,713,011	24,465,253

Operating loss	(5,000,267)	(5,365,946)	(1,701,274)	(1,690,980)	(24,205,934)

Other income (expense):
Interest expense	(20,140)	(8,698)	(6,753)	(4,846)	(123,819)
Interest income	9,873	17,128	6,525	7,409	46,350
Foreign currency gain (loss), net	(2,237)	(8,394)	(2,237)	18,266	150,423
Other income, net	102	82,464	(815)	443	348,549

Total other income (expense)	(12,402)	82,500	(3,280)	21,272	421,503

Loss before provision (benefit) for income taxes	(5,012,669)	(5,283,446)	(1,704,554)	(1,669,708)	(23,784,431)

Benefit for income taxes	—	—	—	—	(145,642)

Net loss	(5,012,669)	(5,283,446)	(1,704,554)	(1,669,708)	(23,638,789)

Deemed dividend to preferred stockholders	98,131	—	98,131	—	98,131

Net loss allocable to common stockholders	$(5,110,800)	$(5,283,446)	$(1,802,685)	$(1,669,708)	$(23,736,920)

Net loss per common share (basic and diluted)	$(0.15)	$(0.18)	$(0.05)	$(0.06)	$(1.46)

Weighted average shares of common shares outstanding	33,174,113	28,996,722	35,691,932	29,106,156	54,292,816
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	—	—	—	(38,081,080)

Weighted average shares of common shares outstanding — giving effect to the recapitalization	33,174,113	28,996,722	35,691,932	29,106,156	16,211,736

See Notes to Financial Statements

F–2

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through September 30, 2005

					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid - In
	Shares	Amount	Shares	Amount	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	$430,088	$—	$3,603,415
Net loss			—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031

Balance at December 31, 2001			67,189,810	671,898	—	4,871,446
Net loss
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657

Balance at December 31, 2002			67,893,092	678,931	—	5,387,103
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—

Balance at December 31, 2003			28,080,372	2,808	1,132,350	11,745,765
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	18,760,144
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued at $0.70 per share on various dates in 2005	—	—	7,535,981	754	—	5,047,438
Subscriptions for 3,228,070 shares of common stock at $0.7125 per share on various dates during 2005	—	—	—	—	2,300,000	—

Balance at September 30, 2005	1,550,000	$155	36,686,804	$3,669	$2,300,000	$23,807,582

See Notes to Financial Statements
F –3

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through September 30, 2005

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)
Net loss	—	—	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss				(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)
Net loss			(1,712,803)	(1,712,803)
Foreign currency translation adjustment	—	(74,085)		(74,085)

Comprehensive loss				(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)
Net loss	—	—	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss				(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000
Common stock issued for consulting services	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945
Net loss	—	—	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss				(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527
Preferred stock issued on various dates during 2004	—	—		5,478,764

Balance at December 31, 2004	—	3,682	(18,626,120)	140,776
Net loss	—	—	(5,012,669)	(5,012,669)
Foreign currency translation adjustment	—	263	—	263

Comprehensive loss				(5,012,406)

Common stock issued at $0.70 per share on various dates in 2005	—	—	—	4,913,192
Subscriptions for 3,228,070 shares of common stock at $0.7125 per share on various dates during 2005	—	—	—	2,300,000

Balance at September 30, 2005	—	$3,945	$(23,638,789)	$2,341,562

See Notes to Financial Statements

F–4

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

					October 14, 2000
	Nine Months Ended September 30,		Three Months Ended September 30,		(inception) through
	2005	2004	2005	2004	September 30, 2005
Cash flows from operating activites
Net loss	$(5,012,669)	$(5,283,446)	$(1,704,554)	$(1,669,708)	$(23,638,789)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	52,121	36,646	19,038	13,533	176,201
Amortization	—	—	—	—	7,786
Write off of patent	—	—	—	—	337,329
Common stock and warrants issued for consulting services	135,000	—	135,000	—	180,000
Write off of equipment	—	—	—	—	1,538
Changes in operating assets and liabilities:
Accounts receivable	8,894	(16,850)	8,034	20,924	(7,250)
Due from/(to) related parties	131,183	10,747	51,766	42,889	267,682
Other receivables	(28,928)	204,516	105,370	(16,836)	(170,098)
Inventory, prepaid expenses and other current assets	(168,967)	(97,444)	(119,578)	5,966	(469,631)
Accounts payable	94,045	(128,507)	90,512	(277,987)	683,791
Accrued expenses	(4,359)	143,311	(179,880)	61,350	772,954
Deferred grants	161,943	80,641	9,876	57,580	299,985
Other current liabilities	44,707	18,843	132,319	3,055	128,870

Cash flows used in operating activities	(4,587,030)	(5,031,543)	(1,452,097)	(1,759,234)	(21,429,632)

Cash flows from investing activities
Restricted cash	(2,300,000)	750,000	(2,300,000)	—	(2,300,000)
Purchase of furniture and equipment	(14,588)	(131,343)	(8,829)	(9,926)	(398,621)
Purchase of Patent	—	—	—	—	(345,115)

Cash flows (used in) provided by investing activities	(2,314,588)	618,657	(2,308,829)	(9,926)	(3,043,736)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	5,484,083	—	—	5,478,764
Net proceeds from issuance of common stock	7,133,192	583,523	2,299,434	—	20,372,642
(Repayments) / borrowings of bank debt	(8,903)	—	(3,020)	—	13,201

Cash flows provided by financing activities	7,124,289	6,067,606	2,296,414	—	25,864,607

Effect of exchange rate changes on cash	263	(4,336)	(233)	(17,110)	3,945

Net increase (decrease) in cash	222,934	1,650,384	(1,464,745)	(1,786,270)	1,395,184

Cash at beginning of period	1,172,250	1,084,876	2,859,929	4,521,530	—

Cash at end of period	$1,395,184	$2,735,260	$1,395,184	$2,735,260	$1,395,184

Cash paid for interest	$6,337	$8,698	$2,062	$4,846	$103,037

Cash paid for income taxes	None	None	None	None	None
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
In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company.
O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.
On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 17,156,468 shares of the Company’s common stock so that the total number of shares approved for listing is now 68,517,471. Our shares began to trade on the exchange on July 1, 2004.
Basis of presentation
The Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2005, the Company has working capital of $2,257,723 and has accumulated losses of $23,638,789. Further, management received notice in December 2004, that the Company was not in compliance with the listing standards of the Exchange, because it lacked the requisite amount of shareholders’ equity. Management initially concluded that additional equity of $11.0 million would need to be raised in order for the Company to have sufficient cash to execute its business plan and to regain compliance with the AMEX’s listing standards.
Following completion of the first nine months of 2005, management has determined that certain benchmarks in its business plan have not been achieved. Management now believes that the actual amount of new equity required so as to have shareholders’ equity of $6.0 million by June 2006, which is an AMEX requirement, will likely be more than the $11.0 million previously anticipated and will depend upon actual revenues and expenses during the remaining period through June 2006. However, as a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. It is the Company’s intention to raise additional equity in 2005 and early 2006 to meet the AMEX requirements, but there can be no assurance that it will be able to do so.
Failure to regain compliance with the AMEX’s listing standards within the required time frame, or other substantial non-compliance with our plan submitted to AMEX, will likely lead to the delisting of our common stock from the Exchange. We cannot be certain if or when we will again meet the AMEX’s listing requirements. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
The Company and Basis of Presentation (continued)
In January 2005, we retained a third party to raise, in a series of two private placements of our common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, we were obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and we were also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.
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
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses totaling $170,385. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (the “Board”) confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company had received the final $89,874 (after expenses) for the $3.0 million Private Placement, and these transactions are now closed.
In total the Company received $4,833,192 (after expenses) from the Private Placements and it issued 7,535,981 shares of its common stock.
Subscribers to both of the Private Placements received for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants issued was 3,757,990.
On September 20, 2005, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.3 million Purchase Agreement”) with a European investor (the “Purchaser”) for 3,228,070 shares of common stock at a purchase price of $0.7125 per share in a private placement for total proceeds of $2,300,000 (the “Private Placement”). As a condition of enforceability of the Purchase Agreement against the Company, the Purchaser was required to fund the purchase price in an escrow account, which funds were received on September 28, 2005.
As part of this sale, the Company will also issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser’s obligation to purchase the shares is subject to the Company satisfying certain additional conditions.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
The Company and Basis of Presentation (continued)
As part of the transaction, the Company has agreed to sell up to an additional $700,000 of its common stock to the Purchaser at a purchase price of $0.7125 per share for 982,456 shares. The Company will also issue warrants to purchase 491,228 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser has 180 days following the date of the Purchase Agreement to acquire additional shares.
The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisor in connection with this transaction. The warrants expire forty-two months after the date of issuance.
As of September 30, 2005, the Company had not issued the shares but had received $2,300,000, which is recorded as Restricted Cash on the Company’s balance sheet. The Company closed this transaction on October 24, 2005. The restricted cash was released October 26, 2005.
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
Restricted Cash
Restricted cash consists of $2,300,000 which is entirely the proceeds received from the Purchaser pursuant to the Common Stock and Warrant Purchase Agreement for 3,228,070 shares of common stock discussed above. The restricted cash was released October 26, 2005.
Restricted cash previously consisted of cash held in the Company’s bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds were released in equal amounts on October 15, 2003 and January 15, 2004.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, due to/from related parties, other receivables, accounts payable, accrued expenses and deferred grants approximate fair value because of their short-term nature.
Concentration of Credit Risk and Allowance for Doubtful Accounts
The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral and it does not charge finance fees on outstanding trade receivables. The allowance is determined by analyzing historical data and trends, as well as specific customers’ financial conditions. Past-due or delinquency status is based upon the credit terms for that specific customer from the date of delivery. Charges for doubtful accounts are recorded in selling and marketing expenses. Trade accounts receivables are written off against the allowance for doubtful accounts when collection appears unlikely. Specific accounts receivable from the second quarter 2005 sales of $13,663 were written-off during the three months ending June 30, 2005.

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
Depreciation expense recorded in the accompanying Consolidated Statement of Operations was $13,533 and $36,646, respectively for the three and nine months ended September 30, 2004 and was $19,038, $52,121 and $176,201, respectively for the three and nine months ended September 30, 2005 and for the period October 14, 2000 (inception) through September 30, 2005.
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
Revenue Recognition
Revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer. Sales of the Company’s product may also be made by its non-exclusive sales agent for the United States and Canada. The Company is to be paid a share of the gross profit realized on these sales from each sale to the end user. The Company will record revenue earned in these cases upon notification of a completed sale to the end user. To date, no sales have been made by the non-exclusive sales agent.
In certain sales transactions, the Company may enter into contracts to provide its O2Diesel™ fuel to municipal transit agencies at less than full price for specified periods of time. Gross revenue from sales attributable to these contracts is recognized and recorded upon the passage of title of the product to the jobber that blends and delivers the fuel to the transit authority. As part of these transactions, the Company sells sponsorships to corporate sponsors who pay an amount to subsidize that part of the fuel price not charged to the municipality and to cover other costs associated with the contract. Sponsorship fees are amortized to revenue over the period of the respective contract associated with a particular municipality. At the time the Company enters into a binding contract with a municipal transit agency, it compares the product revenue and known sponsorship fees to be earned against the costs to be incurred for such contract. If the total expected costs for a contract exceed the total anticipated product revenue and known sponsorship fees, the Company will record a loss at the time the contract becomes effective. As of September 30, 2005, the Company had entered into one contract, which had become effective, for the sale of fuel to a municipal transit agency. The Company has recorded a loss of $33,722 for this contract, which represents the amount by which contract’s estimated expenses exceed its estimated revenues.
In cases where sponsorship fees do not relate to a contract with a municipality, the sponsorship fees will be amortized to revenue over the life of the sponsorship agreement.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
2. Summary of Significant Accounting Policies (continued)
Shipping and Handling Costs
The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $2,229 and $10,174 respectively for the three and nine months ended September 30, 2004 and were $1,818, $6,833 and $33,272 respectively for the three and nine months ended September 30, 2005 and for the period October 14, 2000 (inception) through September 30, 2005.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was nil for the three and nine months ended September 30, 2005 and 2004. Advertising costs were $450,000 for the period October 14, 2000 (inception) to September 30, 2005.
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
Accounting for Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company continues to follow APB 25. Pro forma effects of SFAS 123 were immaterial for the three and nine months ended September 30, 2005 and 2004 and for the period October 14, 2000 (inception) through September 30, 2005.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company will be required to adopt SFAS No. 123(R) in 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective methods require that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects that adoption of SFAS No. 123(R) may have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
2. Summary of Significant Accounting Policies (continued)
determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123(R).
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
Foreign Subsidiaries
The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of September 30, 2005, other comprehensive income included $263 of cumulative income from foreign currency translation.
The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. During the three and nine months ending September 30, 2005, the Brazilian subsidiary recognized revenue of $2,694 and at September 30, 2005 had net assets of $72,874. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At September 30, 2005, the Brazilian operations had aggregate losses of $1,096,481. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.
Segment Reporting
The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.
Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows presented herein from inception (October 14, 2000) through September 30, 2005 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
3. Government Appropriations
Appropriation from the U.S. Department of Energy
In 2002, the Company received an appropriation of $1,107,734, which was increased to $2,039,650 as of September 15, 2004, from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until December 31, 2005. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses. As of September 30, 2005, the Company had incurred costs of $1,135,589 towards completion of the contract, leaving a balance of $904,061 in costs to complete the contract. From the inception of the contract in December 2002 through September 30, 2005, the Company billed NREL $908,472 of which $33,266 is included in other receivables as of September 30, 2005.
Appropriation (1) from the U.S. Department of Defense
In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work done are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. The third party administrator has agreed that the Company through December 31, 2004, had achieved five milestones. Since inception, the Company has billed $360,000 related to this appropriation, of which $160,000 was billed in January 2005. Through March 31, 2005, the Company has received cash in excess of costs incurred of $299,985, and has included this amount in Deferred Grants recorded at September 30, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of March 31, 2005. By its terms, this contract expired on December 31, 2004 and it will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense. However the funds from Appropriation (1) cannot be applied to Appropriation (2).
Appropriation (2) from the U.S. Department of Defense
On January 11, 2005, the Company entered into a contract with a value of $1,085,000 from the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. In addition, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from the contract administrator, was authorized to incur costs in an amount not to exceed $75,000 during the pre-contract period. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. As of September 30, 2005, costs totaling $514,840 had been incurred and, of this amount, $384,732 had been billed. At September 30, 2005, $99,037 is included in other receivables. The excess of the costs over the amount billed, or $130,108 is recorded in Deferred Charges.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
4. Other Receivables

September 30, 2005
Other Receivables

ITC Appropriation	$99,037
NREL Appropriation	33,266
Lincolnway Energy, LLC	21,000
PMC Marketing Group	6,000
Reimbursement due from Cognis	10,795

$170,098

5. Accrued Expenses

September 30, 2005
Accrued Liabilities

Legal and professional	$548,855
Investor Relations	147,021
Other	77,078

$772,954

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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of September 30, 2005 are as follows:

Income taxes
Net operating loss carryforwards	$6,352,866
Deferred revenue	99,508
Accrued expenses	39,983

Total deferred tax assets	6,492,357
Valuation allowance	(6,492,357)

Net deferred tax assets	$—

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
7. Income Taxes (continued)
Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At September 30, 2005, the Company had Federal and state net operating loss carryforwards of approximately $12.1 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of September 30, 2005, the Company had net operating loss carryforwards of approximately $376,000 generated from operations in Ireland and which can be carried forward indefinitely, and a Brazilian net operating loss carryforward of approximately $788,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.
8. Stockholders’ Equity
Recapitalization
On July 15, 2003, O2Diesel and AAE entered into a merger transaction whereby O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for the issuance of 17,847,039 shares of common stock of O2Diesel. Although O2Diesel was the legal acquirer, AAE was deemed to be the accounting acquirer. The transaction was accounted for as an AAE capital transaction, accompanied by a recapitalization.
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
Recapitalization
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
$2.0 million and $3.0 million Private Placements
Pursuant to its $2.0 million Private Placement, the Company, received qualified subscriptions for 2,803,428 shares of its common stock at a price of $0.70 per share, for total proceeds of $1,962,400, before payment of an 8% commission and other expenses, which together totaled $170,385. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares, which were issued on April 26, 2005. A final closing for the remaining 888,285 shares was held May 20, 2005.
Pursuant to its $3.0 million Private Placement, the Company received subscriptions for 4,712,553 shares of its common stock at $0.70 per share, for total proceeds of $3,298,787, before payment of a commission and other expenses, which together totaled $257,610. On June 10, 2005 an initial closing for the $3 million Private Placement was held for 4,583,973 shares of common stock. A final closing for the remaining 128,580 shares was held on August 9,2005.

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
$2.3 million Private Placement
Pursuant to its $2.3 million Private Placement, the Company received a subscription for 3,228,070 shares of its common stock at $0.7125 per share, for total proceeds of $2,300,000 before payment of an 8% commission, all of which had been paid into an escrow account as of September 28, 2005. The Company announced the agreement and receipt of funds on October 4, 2005, received approval from the AMEX to list the shares and warrants on October 21, 2005, issued a certificate for the underlying shares on October 5, 2005 and announced the closing on October 24, 2005.
The subscriber to the $2.3 million Private Placement is to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires forty-two months after the date of issuance. Each warrant is exercisable at a price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance.
As part of the transaction, the Company has agreed to sell up to an additional $700,000 of its common stock to the Purchaser at a purchase price of $0.7125 per share for 982,456 shares. The Company will also issue warrants to purchase 491,228 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser has 180 days following the date of the Purchase Agreement to acquire these additional shares.
Issuances of Preferred Stock:
In March 2004, the Company approved the designation of two new series of preferred shares. The new preferred shares, which consist of one million five hundred and fifty thousand (1,550,000) shares of Preferred Stock, are Series A and B 0% Convertible Preferred Stock, par value $.0001 (the “Series A Preferred Stock” and “Series B Preferred Stock”). Subsequent to approving the new Series A and Series B Preferred Stock, the Company immediately completed a transaction with a publicly traded investment trust on the London Stock Exchange in which it received approximately $2.8 million, net of all expenses including a finder’s fee, in exchange for all of the 800,000 shares of its Series A Preferred Stock. Effective March 29, 2004, the Company completed a second transaction with another publicly traded investment trust on the London Stock Exchange in which it received in May 2004 approximately $2.1 million, net of all expenses including a finder’s fee, in exchange for 600,000 shares of its Series B Preferred Stock. As part of the Series B Preferred Stock transaction, the remaining 150,000 shares of Series B Preferred Stock were issued and placed in an escrow account. In May 2004, the 150,000 shares of Series B Preferred Stock were released from escrow to the same publicly traded investment trust, for which the Company received approximately $536,000, net of all expenses including a finder’s fee.
The Company did not initially allocate any of the proceeds received in the two preferred stock issuances to the beneficial conversion feature embedded in those instruments. The Company corrected its policy in order to allocate 100% of the proceeds to the beneficial conversion feature and to recognize a deemed dividend to reflect the incremental return to the preferred stockholders. The impact of this correction was a $15,693 increase in the net loss allocable to common stockholders, which is less than $0.01 per basic share, for the three and nine months ended September 30, 2005. No restatement of prior period financial statements was made for this correction because the impact on prior period was not material. The Company anticipates that the deemed dividends associated with this instrument will be $520,741, $3,325,199 and $2,255,934 for the three months ending December 31, 2005, March 31, 2006 and June 30, 2006, respectively.
Warrants
A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 should certain sales targets be achieved. The warrant expires on July 10, 2006. None of the sales targets have been achieved under the

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
8. Stockholders’ Equity (continued)
Distribution Agreement. As of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel’s common stock at a price of $2.00 per share, which expires on May 5, 2007.
Options/Restricted Shares
The Company has made commitments to its executive officers and the non-employee members of its Board of Directors to allow each to purchase shares of its common stock. One director has been granted an option to purchase 750,000 shares, another director, who was recently elected to be the Chairman of the Board, has been granted an option to purchase 400,000 shares and three other directors have been granted options to allow each to purchase 200,000 shares of the Company’s common stock, all at $1.50 per share.
Pursuant to his employment agreement, one of the executive officers was granted an option to purchase 1,500,000 shares of common stock. On November 11, 2005, this executive relinquished his options to purchase 250,000 shares of common stock.
One of the directors resigned from the Board to become an executive officer of the Company. As a condition of his employment contract, his option to purchase 200,000 shares of common stock at an exercise price of $1.50 per share, granted for Board service, became fully vested upon his resignation from the Board, which became effective July 29, 2005. Pursuant to his employment agreement, he also received an option to purchase 1,250,000 shares of common stock at an exercise price of $1.50, of which 1,000,000 shares were approved by the Board on September 29, 2005, and 250,000 shares were approved by the Board on November 11, 2005. The Board agreed if this executive officer leaves the Company before all of the 250,000 shares vest, the remaining unvested portion will be granted to the executive officer who relinquished these option. Effective July 1, 2005, he was also awarded 500,000 shares of restricted stock at par value, vesting annually in equal amounts over three years commencing on the 1st of January, 2006, with payment of the third award to be made on January 1st, 2009.
On January 5, 2005, a director, who resigned from the Board in June 2005, was granted an option to purchase 500,000 shares of common stock at an exercise price of $1.50 per share and this option is fully vested. In the aggregate, the Company has made commitments to grant options to certain of its employees and consultants to purchase 4,850,000 shares of its common stock at $1.50 per share or at other prices yet to be determined.
Pursuant to his employment agreement, an executive officer was granted an option to purchase 450,000 shares of common stock.
Generally, the options vest over three years and will expire 10 years from the effective date. The Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the option on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.
All of the above options were granted pursuant to the Company’s 2004 Stock Incentive Plan, which was approved by the Company’s shareholders on August 17, 2004. Except as set forth above, each of these grants was approved by the Board on September 29, 2005.
On September 20, 2005, the Company entered into a consulting agreement for a term of one year. In exchange for services the Company will pay the consultant $7,290 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. In connection with the award, the Company recognized $20,000 of consulting expense in the third quarter of 2005. As of September 30, 2005, the shares of restricted stock have not been issued.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
8. Stockholders’ Equity (continued)
The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of September 30, 2005:

Common shares outstanding and subscribed	36,686,804
Common stock subscribed	3,228,070
Options to directors, employees and consultants	7,850,000
Restricted stock to employees and advisors	600,000
If converted preferred stock	15,500,000
Warrants	9,059,745

Total shares issued and outstanding and reserved for future issuance	72,924,619

9. Related Party Transactions
A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company paid $7,695 and $22,125 respectively for the three and nine months ended September 30, 2004 and paid $7,632, $21,211 and $154,562 respectively for the three and nine months ended September 30, 2005 and for the period October 14, 2000 (inception) through September 30, 2005, to the company controlled by the former Chairman. At September 30, 2005, the Company recorded $5,000 which is payable to this related party.
Included in receivables due from related parties at September 30, 2005 is $33,369 which is related to travel advances made to employees.
10. Commitments
Operating leases
The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of September 30, 2005, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases	2005	6,607
	2006	81,530
	2007	83,775
	2008	78,680

	Total	$250,592

Rent expense under the leases from unrelated parties costs were $18,521 and $55,483 respectively for the three and nine months ended September 30, 2004 and were $19,082, $57,247 and $138,280 respectively for the three and nine months ended September 30, 2005 and for the period October 14, 2000 (inception) through September 30, 2005. The leases did not exist prior to 2003.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
10. Commitments (continued)
Truck Loan
On November 4, 2004, the Company purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase, the Company financed $23,000 with a local bank, and the loan is secured by the truck. The note bears interest at 7.00 % and is payable in 24 monthly installments of $1,031 with the final payment due in November of 2006. The Company intends to dispose of the truck in the fourth quarter of 2005 and at that time will pay off the balance of the loan.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
Business Plan:
Overview:
The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through September 30, 2005.
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
On June 15, 2004, AMEX approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 17,156,468 more shares of our common stock so that the total number of shares approved for listing is 68,517,471. Our shares began to trade on the exchange on July 1, 2004.
On December 29, 2004, the Company consummated a merger with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation, in order to reincorporate in the State of Delaware (the “Reincorporation”). As a result of the Reincorporation, the legal domicile of the Company is now Delaware.
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
Our unaudited consolidated financial statements for the three and nine months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2005, the Company had working capital of $2,257,723 and had accumulated losses of $23,638,789.
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
September 30, 2005
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
Following the completion of the first nine months of 2005, we have determined that certain benchmarks in our plan that was submitted to AMEX have not been achieved. We now believe that the actual amount of new funding required to have shareholders’ equity of $6.0 million by June 2006, will likely be more than previously reported and will depend upon our expenses and revenues during the remaining period through June 2006. As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. Failure to regain compliance with AMEX’s listing standards within the required time frame, or other substantial non-compliance with our plan that was submitted to AMEX, will likely lead to the delisting of our common stock from AMEX. We cannot be certain if or when we will again meet the AMEX’s listing requirements. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.
In January 2005, we retained a third party to raise, in a series of two private placements of our common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2,0 million Private Placement, the “Private Placements”). As part of these transactions, we were obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and we were also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.
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
Pursuant to the $2.0 million Private Placement, we received qualified subscriptions for 2,803,428 shares of our common stock, and we received total proceeds of $1,962,400, before payment of an 8% commission and other expenses totaling $170,385. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, we held an initial closing for the $3.0 million Private Placement covering 4,583,973 shares of our common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, we received additional subscriptions for 128,580 shares of our common stock and funds of $90,006, before payment of an 8% commission in our final closing for this Private Placement on August 9, 2005. As part of the terms for the $3.0 Private Placement, we were required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that we obtain shareholder approval to issue these shares, and this was approved by our shareholders at our annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, we were required to expand our senior management team, and we did so by creating the position of Chief Operating Officer and President. A former director has agreed to serve in this new role. The Board of Directors confirmed that both of these two conditions had been satisfied as of May 31, 2005.
In total, we raised $5,261,187, before payment of $427,995 for commissions and expenses, from the $2.0 million and $3.0 million Private Placements, and we issued 7,515,981 shares of our common stock in connection with the Private Placements.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
Subscribers to both the $2.0 million Private Placement and $3.0 million Private Placement are to receive for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants to be issued was 3,757,990.
On September 20, 2005, the Company entered into a Common Stock and Warrant Purchase Agreement with a European investor (Purchaser) for 3,228,070 shares of common stock at a purchase price of $0.7125 per share in a private placement for total proceeds of $2,300,000. As part of this sale, the Company will also issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.
As part of the transaction, the Company has agreed to sell up to an additional $700,000 of its common stock to the Purchaser at a purchase price of $0.7125 per share for 982,456 shares. The Company will also issue warrants to purchase 491,228 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser has 180 days following the date of the Agreement to acquire additional shares.
The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisors in connection with this transaction. The warrants expire forty-two months after the date of issuance. As of September 30, 2005, these warrants were not issued.
As of September 30, 2005, the Company had not issued the shares but had received $2,300,000, which is recorded as Restricted Cash on the Company’s balance sheet. The Company closed the transaction on October 24, 2005 and released the funds from restriction on October 26, 2005.
Operations:
During the third quarter of 2005, we continued our efforts to generate sales to our targeted fleet customers in the U.S. and Brazil. At the same time, we also continued to devote significant resources to our CityHome™ marketing program as a means of accelerating sales under this initiative. CityHome is a marketing and sales initiative directed at municipal transit agencies across the United States. This program stresses the environmental benefits of our fuel and is designed to allow transit authorities to purchase O2Diesel™ for the same price that they would otherwise pay for regular diesel fuel. All additional costs of the program are intended to be funded by corporate sponsors who wish to have their brands associated with a clean air campaign. During the third quarter of 2005, a number of discussions and initiatives were commenced in Europe with various parties to both test our fuel and to determine the market size and acceptance of our fuel for use in Europe. We expect these activities to continue for the remainder of 2005.
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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
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
Under the first element of our strategy, we are working to create a network of diesel fuel jobbers, who in turn have centrally fueled fleets, port cargo-handling facilities and other diesel users as their customers. To date, we have signed supply and distribution agreements with ten jobbers. We plan to sell additive to the jobbers and assist them in purchasing ethanol by locating ethanol suppliers or purchasing and reselling ethanol to them, which we have done in limited cases. The jobbers will blend the additive, ethanol and diesel fuel and then sell O2Diesel™ to their customers. Our sales force and technical staff will work jointly with a jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff must work closely with each customer to install flame arrestors in all vehicles, to install fuel cooling devices in certain vehicles, as well as reviewing the customers’ fueling facilities for compatibility with O2Diesel™. In some cases, we will be responsible for sourcing and installing the flame arrestors and fuel cooling devices, arranging tank cleaning and filtering systems as necessary, and in cases where a customer may choose to perform these tasks, we will have an oversight role to ensure that all parts and installation work comply with O2Diesel’s specifications.
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
September 30, 2005
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
In the near term, CityHome programs are being marketed mostly to municipal fleets in smaller cities in the Midwestern states. In doing so, we have learned that the lead times for finalizing contracts with these municipalities and sponsors can be substantial, and are longer than we had initially anticipated. Also, we have found that larger cities are reluctant to commit their transit fleets to a new fuel until the fuel has been used in a wide array of commercial applications for long periods of time. As of the end of September 2005, one city was operating substantially all of its fleet on O2Diesel™ as part of a CityHome program, and a second city, which had tested O2Diesel™ in about 10% of its fleet, had committed to convert its entire fleet to use O2Diesel™ in a CityHome program. In addition, there are two other municipalities in the Midwest that have agreed to place their fleets in a CityHome program.
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
Penetration of the Brazilian market has been slower than we had planned. Moreover, our partner in Brazil has not performed to our expectations in so far as assisting us to obtain customers in certain market segments. As of the end of September 2005, we had tested our fuel with only three customers, two of which are from the miller segment and a third other being a fleet of waste – hauling vehicles operated by the city of Rio de Janeiro. As a result of funding restraints and slower than expected progress in Brazil, we have implemented a decision to reduce our operating expenses and to follow a focused sales strategy to gain customers.
Cash Requirements, Liquidity and Risk Factors:
To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan. This overdraft facility was repaid and canceled during 2003. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. The Company has had very favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive. However, in the first quarter of 2005, we were informed by Cognis that it wished to renegotiate both the purchase price of the additive as well as the payment terms. During the third quarter of 2005, Cognis has notified the Company that the terms will not be as favorable as it had received in the past, but that our pricing has decreased.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
Significant technical and logistical issues in the first three quarters of 2005 continued to affect our ability to generate sales. In addition, as we have started to bring customers onto the fuel, we have had to incur significant up-front implementation costs to prepare the vehicles and storage facilities to use O2Diesel™. This has placed substantial demands on our working capital, and is likely to continue to do so.
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
In addition, we have learned that certain engine fuel systems require the fitting of a primer pump to ensure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available. However, the necessity of adding these devices to certain vehicles does increase costs and is likely to increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, for some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but which are generally more expensive. These particular devices are readily available in the market. We have developed and are testing an alternative device which, if successful, will be significantly cheaper than what is currently available. To date, we have used some of these newly developed safety devices on a limited number of buses and each device has functioned without incident.
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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
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
Given our projected level of operating costs and the cash and restricted cash of $3.7 million on hand as of September 30, 2005, it is clear we must raise additional cash to be able to fund our operations through the first half of 2006 . Moreover, we also need new investment to allow us to become compliant with the listing standards of the AMEX. Previously, we had believed that we would need to raise at least $11.0 million in new equity, of which $8.2 million was expected to be needed in 2005 for use as working capital with the remaining $2.8 million to be raised either in 2005 or prior to June 2006 to allow us to regain compliance with the AMEX’s listing standards. Also, as we have explained previously, if we failed to execute our business plan as intended, we would likely need more than $11.0 million to meet our stated needs. We have not achieved certain of the benchmarks in our business plan for the first nine months of 2005. As a consequence, we believe that we will need to raise more than $11.0 million to continue to execute our business plan and to remain compliant with the AMEX. Moreover, as a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised.
In the first six months of 2005, we raised new equity of $5,261,187, before payment of expenses totaling $434,521, which includes commissions of $420,895. These funds were raised as part of a $2.0 million Private Placement and a $3.0 million Private Placement, both of which have been closed. The aggregate shares of common stock sold under both Private Placements totaled 7,515,981, at a price per share of $0.70. The Company has undertaken to prepare and file at its own expense registration statements within sixty days following the close of the $2.0 million and the $3.0 Private Placement transactions. On August 19, 2005, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. In addition, the Company has agreed to use its reasonable best efforts to cause such registration statements to become effective within six months from the initial filings. In the third quarter, we raised an additional $2,300,000 which will become available to the Company in the fourth quarter. On October 24, 2005, the Company closed this transaction.
As stated previously, even with the fund raising completed in the first nine months of 2005, we will still need to raise additional equity or debt during the last three months of 2005. We continue to hold discussions with a number of potential investors and on September 20, 2005 we engaged a professional investor relations service company to assist with this effort. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses. As of September 30, 2005, the Company has generated only $119,664 in product sales and had signed two sponsorship agreements for $77,500 associated with two Urban Marketing programs. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions will not vary significantly in ways that could negatively impact the operations and cash position of the Company.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
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
Other programs underway include conducting the required tests to allow O2Diesel™ to be designated as a TxLed equivalent fuel for Texas. Tests to verify that O2Diesel™ qualifies as a Txled fuel have been ongoing for all of the second and third quarters of 2005. Once the TxLed tests are completed, a new round of testing and protocols will be commenced to determine if O2Diesel™ can meet the requirements to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. All of these test procedures are complicated and may take considerable time to complete. At this point, we are at an early stage so that it is not possible to predict when this work will be completed or if we will obtain the desired results once it is completed.
Based on the government funding in place and funds which have been appropriated, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.
For a more detailed description of government appropriations, see Note 3 to the unaudited financial statements on page F-12.
We will also continue to devote considerable time and resources to the design and development of flame arrestor technology. Most of the design work is being performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue through the remainder of 2005 and into 2006.
For the remainder of 2005, we anticipate spending about $6,000 for various fuel and vehicle tests in Brazil.
Employees:
At present, O2Diesel has twenty full-time employees of which seventeen are in the U.S. and three are in Brazil. We have no part-time employees. Currently, we rely extensively on consultants to assist us with business development, commercializing our technology and to provide help in key technical areas. At present, we use ten consultants; three in marketing; one for investor relations; one in logistics; two as field technicians, one laboratory technician, one chemist and one in regulatory affairs.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
For the remainder of the year, we will add new personnel based on the pace and success of our commercialization efforts. Under our plan, we may add some full-time employees in the U.S., but none in Brazil. We have recently hired a former director to assume the newly created position of President and Chief Operating Officer, and replaced our Chief Financial Officer.
ITEM 3. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Changes to Common Stock:
Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of its common stock at a price of $0.70 per share, for totaled proceeds of $1,962,400, before payment of an 8% commission and other expenses,which together totaled $170,385. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares, which were issued on April 28, 2005. A final closing for the remaining 888,285 shares was held May 20, 2005.
Pursuant to the $3.0 million Private Placement, the Company received subscriptions for 4,712,553 shares of its common stock at $0.70 per share, for total proceeds of $3,298,787, before payment of a commission and other expenses, which together totaled $257,610. On June 10, 2005 and initial closing for the $3.0 million Private Placement was held for 4,583,973 shares of common stock. A final closing for the remaining 128,580 shares was held on August 9, 2005.
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
Pursuant to the $2.3 million Private Placement, the Company received a subscription for 3,228,070 shares of its common stock at $0.7125 per share, for total proceeds of $2,300,000 before payment of an 8% commission, all of which had been paid into an escrow account as of September 28, 2005. The Company announced the agreement and receipt of funds on October 4, 2005, received approval from the AMEX to list the shares and warrants on October 21, 2005, issued a certificate for the underlying shares on October 5, 2005 and announced the closing on October 24, 2005.
There was no underwriter involved in either the $2.0 million, $3.0 million or $2.3 million Private Placements. Sales of common stock under each of these Private Placements were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (Securities Act”), and Regulation D promulgated under the Securities Act.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)
SUBSEQUENT CHANGES IN SECURITIES
On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company’s products.
The parties entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) for 6,419,840 shares of the Company’s common stock in a private placement, for total proceeds of 3,000,000 Euro, or approximately $3.6 million at current exchange rates. The Company has agreed to use these funds exclusively for the development of the European market. The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company’s products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company’s product within the territory.
As part of the transaction, the Company will also issue warrants to purchase 2,853,262 shares of common stock at an exercise price of $0.85 per share during the period six to forty two months subsequent to the date of issuance or at an exercise price of $1.13 per share during the period forty three to sixty six months after the date of issuance. The warrants expire sixty six months after the date of issuance. The investors obligations to purchase the shares is subject to the Company satisfying certain additional conditions. The Company anticipates that this transaction will close within thirty days.
The common stock and the warrants will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act. As of September 30, 2005, the Company had not issued the shares, nor had it received any of the proceeds of the offering. The Company announced the agreement on November 2, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None
ITEM 5. OTHER INFORMATION.
None

O2Diesel Corporation
(A Development Stage Company)
September 30, 2005
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     The following exhibits are filed herewith.

Exhibit No.	Description
10.1	Employment Agreement by and between the Company and Richard Roger. (1)

10.2	Common Stock and Warrant Purchase Agreement. (2)

10.3	Form of Warrant for Purchaser. (2)

10.4	Employment Agreement by and between the Company and David Shipman. (3)

10.5	Form of Warrant for Advisors (4)31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 4, 2005, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 5, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 28, 2005, and incorporated herein by reference.

(5)	Filed herewith.
12. SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION
(Registrant)

Date: November 14, 2005	By: /s/ Alan Rae

Alan Rae
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	By: /s/ David H. Shipman

David H. Shipman
Chief Financial Officer
(Principal Financial Officer)