Form 10QSB/A
period 2005-09-30
O2DIESEL CORP
filed 2005-12-05
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
(AMENDMENT NO. 1)

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
INDEX TO FORM 10-QSB/A
(AMENDMENT NO. 1)
PAGE Update index

PART I FINANCIAL INFORMATION
EXPLANATORY NOTE
This Quarter Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by O2Diesel Corporation to correct typographical errors for common stock issued by the Company at various dates in 2005 as reported in the Statement of Changes in Stockholders’ (Deficit) Equity in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2005 (the “Original 10-Q”). The Original 10-Q included the “Statement of Changes in Stockholders (Deficit) Equity”, which contained typographical errors in the line items entitled “Common stock issued at $0.70 per share on various dates in 2005” and “Balance at September 30, 2005”. The corrections to these line items has no effect on either the Consolidated Balance Sheet or the Consolidated Statement of Operations.
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

See Notes to Financial Statements
F –3

O2Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through September 30, 2005

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)
Net loss	—	—	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss				(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)
Net loss			(1,712,803)	(1,712,803)
Foreign currency translation adjustment	—	(74,085)		(74,085)

Comprehensive loss				(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)
Net loss	—	—	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss				(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000
Common stock issued for consulting services	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945
Net loss	—	—	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss				(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527
Preferred stock issued on various dates during 2004	—	—		5,478,764

Balance at December 31, 2004	—	3,682	(18,626,120)	140,776
Net loss	—	—	(5,012,669)	(5,012,669)
Foreign currency translation adjustment	—	263	—	263

Comprehensive loss				(5,012,406)

Common stock issued at $0.70 per share on various dates in 2005	—	—	—	5,048,192
Subscriptions for 3,228,070 shares of common stock at $0.7125 per share on various dates during 2005	—	—	—	2,300,000

Balance at September 30, 2005	—	$3,945	$(23,638,789)	$2,476,562

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

O2DIESEL CORPORATION
(Registrant)

Date: December 5, 2005	By: /s/ Alan Rae

Alan Rae
Chief Executive Officer
(Principal Executive Officer)

Date: December 5, 2005	By: /s/ David H. Shipman

David H. Shipman
Chief Financial Officer
(Principal Financial Officer)