Form 10QSB/A
period 2004-06-30
O2DIESEL CORP
filed 2006-01-10
CIK 1117458

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
As of July 17, 2004, the registrant had 29,106,156 shares of Common Stock,
$0.0001 par value per share, issued and outstanding
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

O2DIESEL CORPORATION
FOR THE QUARTER ENDED June 30, 2004
INDEX TO FORM 10-QSB

PAGE
PART II

Item 6. Exhibits and Reports on Forms 8-K and 8-A	1

Signatures	3
EXPLANATORY NOTE
     This Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 2004 is solely for the purpose of re-filing Exhibit 10.16, which was incorrectly designated as Exhibit 16.3 in our report originally filed on August 13, 2004. This Amendment does not otherwise update the information in the originally filed Form 10-QSB to reflect events occurring after August 13, 2004.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2004
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits
Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.
EXHIBIT INDEX

3.1(1)	Articles of Incorporation (previously filed)

3.2(3)	Articles of Amendment to change the Company’s name to O2Diesel Corporation (previously filed as Exhibit 1)

3.3(1)	Bylaws (previously filed)

4.1(1)	Specimen Stock Certificate (previously filed)

4.2(1)	Stock Subscription Agreement (previously filed)

4.3(2)	$100,000 Promissory Note (previously filed)

10.1(1)	License Agreement (previously filed)

10.2(1)	Assignment of License (previously filed)

10.3(4)	Support Agreement (previously filed as Exhibit 1)

10.4(4)	Indemnity Escrow Agreement (previously filed as Exhibit 2)

10.5(4)	Option and Escrow Agreement (previously filed as Exhibit 3)

10.6(4)	Contribution and Cancellation Agreement (previously filed as Exhibit 4)

10.7(4)	Waiver Agreement (previously filed as Exhibit 5)

10.8(4)	Loan Agreement (previously filed as Exhibit 6)

10.9(4)	Form of Convertible Note (previously filed as Exhibit 7)

10.10(4)	Form of Employment Agreement between O2Diesel and Alan Rae (previously filed as Exhibit 8)

10.11(4)	Form of Employment Agreement between O2Diesel and David Koontz (previously filed as Exhibit 9)

10.12(4)(5)	Cooperation agreement between Cognis and AAE (previously filed as Exhibit 10)

10.13(6)	Form of Agreement to Amendment Loan Agreement and Convertible Debenture (previously filed)

10.14(7)	Letter dated September 23, 2003 from the California Air Resources Board (previously filed as Exhibit 10.13)

10.15(7)	Memorandum of Understanding between BASF Aktiengesellschaft and O2Diesel Corporation dated August 18, 2003 (previously filed as Exhibit 10.14)

10.16	Supply and Distribution Agreement between the Company and ALOBAYYA Corporation dated April 20, 2004 (filed herewith)

1

O2Diesel Corporation
(A Development Stage Company)
June 30, 2004

16.1(8)	Letter from Manning Elliot to the Securities and Exchange Commission dated January 23, 2004 (previously filed)

16.2(8)	Letter from Cremin McCarthy & Company to the Securities and Exchange Commission dated February 2, 2004 (previously filed)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (previously filed)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended (previously filed)

32.1	Rule 13a-14(b) Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) the Securities and Exchange Act of 1934, as amended (previously filed)

99.1(9)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004 (previously filed)

99.2(9)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as of March 3, 2004 (previously filed)

99.3	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 12, 2004 (previously filed)

99.4	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated as March 29, 2004 (previously filed)

(1)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000 and December 22, 2000 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 29, 2002 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on June 9, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003 and incorporated herein by reference.

(5)	O2Diesel applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this Agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(6)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2003 on August 14, 2003 and incorporated herein by reference.

2

O2Diesel Corporation
(A Development Stage Company)
June 30, 2004

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

O2DIESEL CORPORATION (Registrant)
Date: January __, 2006	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: January __, 2006	By:	/s/ David Koontz
David Koontz
Chief Financial Officer (Principal Financial Officer)

3