Form 10QSB/A
period 2005-03-31
O2DIESEL CORP
filed 2006-01-10
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(AMENDMENT NO 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to               to

Commission File Number : 001-32228

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

Revenue Recognition

The Company sells its products directly to customers and through its non-exclusive sales agent for the United States and Canada. On sales through its non-exclusive sales agent, the Company is paid its manufacturer’s cost plus a share of the gross profit realized by the non-exclusive sales agent on sales to the end user. The sales agent is obligated to pay the Company a price utilizing a formula based upon the selling price to the end user. Revenue on such sales are recorded gross at the price determined by this formula. In both types of sales transactions, revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel.

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

$77,641

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

5. Accrued Expenses

March 31, 2005
Accrued Liabilities

Legal and professional	$510,683
Investor Relations*	289,568
Other	140,751

$941,002

* NOTE: Within Investor Relations, the Company recorded an accrual for both an investor relation outsourcing contract ($150,000) and costs associated with raising capital ($139,568).

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

Sponsorship fees will become additional revenue for us and will be recognized as such when a sponsorship agreement is signed and the fees have been invoiced. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations.

With regard to the advertising space, since the CityHome program is still in its beginning phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

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

O2Diesel Corporation
(A Development Stage Company)
March 31, 2005

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules13a-15 and 15d-15 under the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective.

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