Form 10QSB/A
period 2005-06-30
O2DIESEL CORP
filed 2006-01-12
CIK 1117458

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
4. Other Receivables

Other Receivables	June 30, 2005

ITC Appropriation	$198,852
NREL Appropriation	44,666
Kansas Corn Commission	12,500
Reimbursement due from Long Beach Container	16,165
Reimbursement due from Cognis	3,285

$275,468

5. Accrued Expenses

Accrued Liabilities	June 30, 2005

Legal and professional	$576,210
Investor Relations*	167,021
Other	209,613

$952,843

* NOTE: Within Investor Relations, the Company recorded an accrual for both an investor relation outsourcing contract ($90,000) and costs associated with raising capital ($77,021).

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
ITEM 3. CONTROLS AND PROCEDURES.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective.
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