Form 10QSB/A
period 2005-09-30
O2DIESEL CORP
filed 2006-01-12
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
(AMENDMENT NO. 2)

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
(AMENDMENT NO. 2)
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

$170,098

5. Accrued Expenses

September 30, 2005
Accrued Liabilities

Legal and professional	$548,855
Investor Relations*	147,021
Other	77,078

$772,954

* Note; Within Investor Relations, the Company recorded an accrual for both an investor relation outsourcing contract ($70,000) and costs associated with raising capital ($77,021).
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
We believe that CityHomeTM will become one of the mainstays of our sales and marketing strategy. Following its launch in several smaller cities, CityHomeTM will be marketed to larger municipalities throughout the U.S.
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