Form 10KSB/A
period 2004-12-31
O2DIESEL CORP
filed 2006-01-13
CIK 1117458

O2Diesel Corporation
(A Development Stage Company)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Amendment No. 2)
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
(AMENDMENT NO. 2)
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

SIGNATURES
Exhibit Index

CERTIFICATIONS

EXPLANATORY NOTE

     This Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, Amends and Restates our Form 10-KSB for the year ended December 31, 2004, which was originally filed on March 31, 2005, and Amended by Amendment No. 1 to Form 10-KSB, which was filed on May 10, 2005.

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

With regard to the advertising space, since the CityHome program is still in its beginning phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon, a history of cash transactions.

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

Item 8A. Controls and Procedures

Disclosure adjustment to Internal Controls (Item 8A):
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal year, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Item 8B. Other Information

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2004 that were not filed.

O2Diesel Corporation
(A Development Stage Company)

PART III

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
Karim Jobanputra has been a Director since July 15, 2003. Mr. Jobanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international, business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.
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
Anthony Dean Smith has been a Director of the Company since July 15, 2003, but has served as a Director and executive of the AAE Technologies group of companies since October 1999. Mr. Dean Smith is a director and chief executive officer of AAE Technologies International Plc, and a Director of O2Diesel Inc. He was also a Director of AAE Technologies Holdings Pic and AAE Technologies Limited until December 31, 2004 at which time these entities ceased operations. Mr. Anthony Dean-Smith also owns private companies in the United Kingdom that are active in the development and management of real estate properties.
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
Arthur E. Meyer has served as the Executive Vice President and Vice Chairman of Board of Mohawk Oil Company Canada Limited until its sale to Husky Oil Co. Ltd. Mr. Meyer has a long history of experience in crude oil refining, product development, distribution and marketing. He has a wide background in all facets of the petroleum industry in Canada, including building the first ethanol plant in Canada as well as managing the blending and marketing of Gasohol in Canada. Mr. Meyer has been member of the Board of several oil companies in Canada, and has served on the Boards of a number of universities and other organizations, including the University of Calgary. Northern Alberta Institute of Technology, Consulting Engineers of Canada, National Biotechnology Committee and the FBC Foundation of Calgary. Mr. Meyer holds a degree in Mechanical Engineering from the University of Saskatchewan.
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
     The Board of Directors has adopted a written charter for the Audit Committee. One of the members of the Audit Committee, Mr. Roger, is “independent” as defined in Section 121A of the AMEX Company Guide. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the interim consolidated financial statements filed quarterly and, the audited consolidated financial statements in the Annual Report on Form 10-KSB with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.
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
     The Audit Committees by way of a telephonic conferences discussed with the independent auditors, with management present, the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The independent auditors afforded the Board, which they declined, an opportunity to meet without management present,
     In reliance on the reviews and discussions referred to above, the Board of Directors approved the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31. 2004 for filing with the SEC. On August 16, 2004, the shareholders’ voted to ratify the selection of the Company’s independent auditors for the year ended December 31, 2004.
Code of Business Conduct and Ethics
     On June 29, 2004, the Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees. A copy of the Code of Business Conduct and Ethics is available on our website http:/www.o2diesel.com.
Section I6(a) Beneficial Ownership Reporting Compliance
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

Name and Principal		Annual Compensation		All Other		Securities Underlying
Position	Year	Salary($)		Compensation		Options
Anthony Dean-Smith	2004	150,000	(d)
Chairman(l)	2003	136,964
	2002	0	(c)			2,500,000	(c)
Alan R, Rae	2004	254,000	(d)	28,878	(b)
President and Chief	2003	250,000		66,320	(a)(b)
Executive Officer(2)	2002	172,806		2,767	(b)
David L. Koontz	2004	200,000	(d)	25,357	(b)
Chief Financial	2003	177,500		13,356	(b)
Officer and Secretary(3)	2002	27,500		1,154	(b)

(a)	Mr. Rae received a one-time payment of $50,000 to defray relocation costs for his move from the United Kingdom to the U.S. in 2002. The amount was finalized and payment was made to Mr. Rae in 2003. The excess of this amount represents health and dental premiums paid on behalf of Mr. Rae and are more fully explained in footnote (b).

(b)	The Company pays monthly health and dental premiums for Mr. Rae and monthly health premiums for Mr. Koontz, as well as an auto allowance for both Mr. Rae and Mr. Koontz.

(c)	In 2002, Mr. Anthony Dean-Smith was given 2.5 million options on AAE Technologies International Plc common stock at an exercise price of GBP .04 per share as an incentive for Mr. Anthony Dean Smith to remain with the Company. In addition, in 2003, the Board agreed to reduce the exercise price on the 2.5 million previously granted options held by Mr. Anthony Dean-Smith from GBP .04 to GBP.026.

(d)	Effective September 2004, Mr. Dean-Smith agreed to defer fifty-percent (50%) and Mr. Rae and Mr., Koontz agreed to defer one-fourth (25%) of their base salaries and auto allowances for a period of three months which ended November 30, 2004. Each officer has agreed, on a voluntary basis, to extend the deferral month to month, and this understanding is still in effect. As of December 31, Mssrs, Dean-Smith, Rae and Koontz were owed deferred compensation of $25,000, $22,167 and $17,667, respectively. The deferred amounts owed to Mr. Dean-Smith are set forth below.

(1)	During 2003, Anthony Dean-Smith was the Chief Executive Officer of AAE Technologies International, plc, and since July 15, 2003 is the Chairman of the Company.

(2)	During 2003, Alan R. Rae was the Chief Operating Officer of AAE Technologies International Plc, and since July 15, 2003 is the President and Chief Executive Officer of the Company.

(3)	Prior to July 15, 2003, David L. Koontz was the Chief Financial Officer of 02Diesel, Inc., and since July 15, 2003 is the Chief Financial Officer and Secretary of the Company.
Compensation of Directors
     The Chairman of the Board, by contract, is to receive $150,000 per year and other non-executive directors are to receive $30,000 per year for their services as a director. In addition, Mr. Rethwilm and Mr. Jobanputra also provided financial and business advisory services to the Company. Under contracts with both Mr. Rethwilm and Mr. Jobanputra, each is to receive $90,000 per year for these services. All directors are reimbursed for ordinary and necessary business expenses incurred in connection with their service as directors. As part of the Company’s consulting agreements with Mr. Jobanputra and Mr. Rethwilm, each is entitled to receive 750,000 stock options at an exercise price of $1.50, which shall be granted pursuant to the Company’s equity compensation plan
     In September 2004, all directors voluntarily agreed to defer for a three month period ending November 30, 2004 fifty-percent (50%) of their directors’ fees. Subsequently, all directors agreed to a month to month deferral of fifty per-cent (50%) of their fees for each month following November 30, 2004, and such deferral is still in effect. In addition, Mr. Jobanputra and Mr. Rethwilm have agreed to similar deferrals for the same periods for their consulting fees, and this understanding remains in effect.
     For the year ended December 31, 2004, Mssrs. Dean-Smith, Roger, Jobanputra and Rethwilm were paid $125,000, $17,500, $25,000 and $25,000, respectively. In addition, as of December 31, 2004, Mssrs. Dan-Smith, Roger, Jobanputra and Rethwilm were owed $25,000, $5,000, $5,000 and $5,000, respectively for deferred directors’ fees, Mssrs, Jobanputra and Rethwilm were each owed $15,000 for deferred consulting fees as of December 31, 2004.
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Composition Plan Information
The flowing table provides information as of December 31, 2004 related to the equity compensation plans in effect at that time:

(c)
Number of
securities
remaining available
	(a)		for future issuance
	Number of	(b)	under equity
	securities to be	Weighted-average	compensation plans
	issued upon exercise	exercise price of	(excluding
	of outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a)
Equity Compensation Plans approved by shareholders	200,000	$1.50	5,587,500

Equity Compensation Plans not approved by shareholders	0	0	0

Totals	200,000	$1.50	5,587,500

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

Directors, Officers and	Shares Directly and
5% Shareholders	Beneficially Owned		Percent
Anthony Dean Smith	4,337,451	(a)	13.96
100 Commerce Drive Suite 301 Newark, Delaware 19713

Alan R. Rae	l,519,022	(b)	4.89
100 Commerce Drive Suite 301 Newark, Delaware 19713

David L. Koontz	90,512		*
100 Commerce Drive Suite 301 Newark, Delaware 19713

Karim Jobanputra	4,000		*
100 Commerce Drive Suite 301
Newark, Delaware 19713

All directors and officers as a group.	5,950,985		18,85

*	Less than 1%.
(a)	Mr. Anthony Dean-Smith owns directly 2,809,524 shares of the Company’s common stock. Mrs. Dean-Smith (spouse) directly owns 342,323 shares and Mr. Dean-Smith’s two adult sons each own 592,802 shares. Mr. Dean-Smith disclaims beneficial ownership of the shares held by his spouse and two adult sons. Mr. Dean-Smith holds fully vested options to acquire 500,000 shares of the Company’s common stock at an exercise price of $1.50.

(b)	A trust of which Mr. Rae is the beneficiary holds 819,787 shares, and Mrs. Victoria Rae (spouse), owns 699,235 shares of the Company’s common stock. Mr. Rae disclaims beneficial ownership of the shares held by the trust to the extent that they are not attributable to his proportionate interest in the trust Mr. Rae also disclaims beneficial ownership of the shares held by Victoria Rae.
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

O2Diesel Corporation
(A Development Stage Company)

Item 14. Principal Accountant Fees and Services

     During our fiscal year ended December 31, 2004. Ernst & Young served as the Company’s auditors. Prior to retaining Ernst & Young, Cremin McCarthy & Company served as the Company’s auditors. Following are the fees billed by Ernst & Young for the fiscal year ended December 31. 2004 and December 31, 2003 and by Cremin McCarthy & Company for the fiscal year ended December 31, 2003:

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

“All other fees” are fees billed by Cremin McCarthy & Company to us for any services not included in the first three categories, including performing audits on the Company’s subsidiary in local jurisdictions as well as rendering of a “competent person opinion ” in connection with the July 15, 2003 transaction and for services in preparing a long-form and short form report intended to be used as part of the Company’s plan to obtain a listing on the Alternative Investment Market of the London Stock Exchange.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements (continued)

5.	Other Receivables

Other receivables consisted of the following at December 31, 2004:

NREL Appropriation	$99,591
ITC Appropriation	38,165
Reimbursement due from Cognis	3,414

$141,170

6.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2004:

Legal and professional	$498,262
Investor Relations*	250,723
Other	28,328

$777,313

* NOTE: Within Investor Relations, the Company recorded an accrual for both an investor relation outsourcing contract ($150,000) and costs associated with raising capital ($100,723).

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