Form 10KSB
period 2005-12-31
O2DIESEL CORP
filed 2006-04-13
CIK 1117458

O2Diesel Corporation
(A Development Stage Company)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)

☑	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from            to          .
Commission file number: 001-32228
O2Diesel Corporation

(Name of small business issuer in its charter)

Delaware	91-2023525

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 Commerce Drive Suite 301

Newark, Delaware	19713

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (302) 266-6000
Securities registered under Section 12(b) of the Exchange Act:

Name of exchange on
(Title of Class)	which registered
Common Stock, $0.0001 par value	AMEX

Securities registered under Section 12(g) of the Exchange Act: Common Stock, None

(Title of class)
          Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐           No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the Past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Registrant’s revenues for its most recent fiscal year: $195,607
The aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 2006 computed by the average bid and asked price as of March 24, 2006, at which the stock was sold, was $30,182,564, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On March 24, 2006, the registrant had 46,434,714 shares of common stock, $0.0001 par value per share, issued and outstanding.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference are listed in the Exhibit Index.

O2Diesel Corporation
(A Development Stage Company)
INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005

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
O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (“AAE”). On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock (the “Offer”). As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the consolidated financial statements of AAE are now treated as the historical financial statements of O2Diesel for all periods presented.
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
On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 32,985,710 shares of the Company’s common stock so that the total number of shares approved for listing is now 79,504,608. Our shares began to trade on the exchange on July 1, 2004.
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
The Company’s audited consolidated financial statements for the year ended December 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2005, the Company has a working capital surplus of $3,809,765 but has accumulated losses of $25,478,285. Further, the Company has been notified by the AMEX that it is not in compliance with the listing standards of the AMEX. Management has concluded that additional equity must be raised in 2006 in order for the Company to have sufficient cash to execute its business plan, and to be in compliance with the AMEX’s listing requirements.
$2.0 and $3.0 Million Private Placements
In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company’s common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second private placement was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of this transaction, the Company was obligated to comply with certain conditions in connection with the $2.0 million Private Placement and was also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement. Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to seek shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.

Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of its common stock and total proceeds of $1,962,400 before payment of an 8% commission and other expenses. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (the “Board”) confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expense) for the $3.0 million Private Placement, and these transactions are now closed.
In total the Company received $4,833,192 (after expenses) from the Private Placements and it issued 7,535,981 shares of its common stock.
Subscribers to the Private Placements received, for each two shares of common stock, one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants issued was 3,757,990.
$2.3 Million Private Placement
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
As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance.
As part of the transaction, the Company agreed to sell up to an additional $700,000 of its common stock with detachable warrants to the Purchaser at a purchase price of $0.7125 per share, or $982,456 shares. This offer expired unexercised on March 20, 2006.
The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisor in connection with this transaction. The warrants expire forty-two months after the date of issuance.
The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of December 31, 2005, the restrictions on 43,750 shares issuable under this contract have lapsed and such shares are freely tradeable.

$3.6 Million Private Placement
On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company’s products. The parties entered into a Common Stock and Warrant Purchase Agreement for 6,419,840 shares of the Company’s common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million USD at the then current exchange rates. The Company agreed to use these funds exclusively for the development of the European market (defined in the agreement as Spain, Germany, France, Portugal, Belgium, Netherlands and such other countries in the EU that the parties may agree to). The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company’s products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company’s product within the territory.
As part of the transaction, the Company issued warrants to purchase 2,853,262 shares of common stock at an exercise price of $0.85 per share during the period six to forty two months subsequent to the date of issuance or at an exercise price of $1.13 per share during the period forty three to sixty six months after the date of issuance. The warrants expire sixty six months after the date of issuance.
The transaction closed and the funds were received on December 16, 2005.
As set forth in Part II, Item 5 of this report, management has stated that, as part of its 2005 plan submitted to and accepted by the AMEX, total equity of approximately $10.5 million, inclusive of the $2.0 million, $3.0 million and $2.3 million private placements, would need to be raised in order for the Company to be in compliance with the listing standards of the AMEX by June 2006. In December 2005, the Company determined that it could not meet certain conditions of this plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006. If the Company is successful in raising $7.0 million prior to June, 2006 and an additional $3.5 million in equity in the second half of 2006, management believes it will have sufficient cash to execute its business plan through December 31, 2006, and to be in compliance with the listing standards of the AMEX by June 2006.
It is the Company’s intention to raise equity of $10.5 million in 2006, but there can be no assurance that it will be able to do so.
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
Up to a 23% reduction in carbon monoxide; and
Up to a 6% reduction of oxides of nitrogen (“NOx”).
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

The Company originally identified the U.S., Canada and Brazil as its first target markets, with an initial focus on the U.S. and Brazil. In 2006, we will work with a large strategic partner in the ethanol industry to develop the European market for the Company’s products. O2Diesel’s strategy, with the support and resources of its commercial partners, is to create end-user demand from centrally fueled on and off-road diesel fleets, as well as large scale industrial operations that require significant diesel fuel supply, such as ports, mines and military installations..
Potential customers in the U.S. and Canada include:
•	Urban truck and delivery fleets;

•	Municipal transit authorities (public and private);

•	Government fleets (municipal, state, and federal);

•	Port logistical equipment;

•	Construction equipment;

•	Mobile or stationary power generators;

•	Railroads; and

•	Military (non-tactical) vehicles.
The U.S. market for diesel fuel is large and growing. It has been estimated by the International Energy Agency that the use of diesel fuel in the U.S. exceeds 60 billion gallons per year and is expected to grow between 1-2% in 2006. Of this amount, on-road and off-road vehicles and other equipment use is approximately 39 billion gallons annually.
Basic to the success of the Company’s sales program is the availability of abundant supplies of fuel grade ethanol. According to statistics compiled by the Renewable Fuels Association, domestic ethanol plants in 2005 produced 4.0 billion gallons of ethanol, an increase of 17% over 2004. At the end of 2005, there were 95 plants producing ethanol with another 38 under construction or expansion, which, at completion, are expected to have an annual capacity of about 5.5 billion gallons.
Moreover, production capacity of ethanol is predicted to rise to over 5.5 billion gallons in 2006, according to a February 2005 study conducted by the California Energy Commission. At present, the Company does not anticipate any supply problems in securing sufficient amounts of ethanol for use in the U.S. and Canada.
At the end of 2005, five customers in the U.S. were using the Company’s fuel either on a regular or on a trial basis. We learned throughout 2004 and 2005 that first-time users of O2Diesel™ wanted to test the fuel in a small portion of their fleets before committing all of their vehicles to its use. These trials typically lasted for a period of three months or more and involved 10% or less of the vehicles in a prospective fleet.
In March 2004, O2Diesel began operations in Brazil through its 75% owned subsidiary, O2Diesel Químicos Ltda. Brazil is one of the pioneers in the use of ethanol and has a long history of manufacturing ethanol as a by-product from the production of sugar. Due to the low cost and availability of ethanol, Brazil’s transportation sector has used large amounts of this renewable fuel for the last three decades. Fuel ethanol has become an important fuel in Brazil due to its positive effects on the creation of jobs in the sugar industry and as a means of reducing the country’s dependence on imported diesel fuel, of which Brazil is a net importer. Moreover, both the Brazilian government and the sugar producers have sought various means to increase the demand for sugar and sugar derivatives.
To assist in the launch of O2D05 and O2Diesel™ in Brazil, we have formed an alliance with a large commodities trading firm headquartered in Rio de Janeiro that specializes in trading sugar and alcohol. However, during 2004 and 2005, this partner did not perform to our expectations, which has impeded our commercialization efforts in Brazil. Because of this, the Company has determined that, similar to the U.S., it must hire and train its own sales force to achieve meaningful sales in Brazil.

According to recently updated market studies, approximately 9 billion gallons of diesel fuel are consumed by Brazil’s transport sectors. As in the U.S. market, we will initially target centrally fueled truck and bus fleets as our customers.
Brazil experienced the same profile of testing by potential customers as that found in the U.S. During 2004, one sugar mill tested O2Diesel™ in only a small portion of its truck fleet. In 2005, Brazil added an additional sugar mill customer, a municipal transit system and one waste fleet to its users of the fuel.
To summarize, the potential customers for O2Diesel™ in Brazil include the following:
•	Trucks — sugar / alcohol mills

•	Trucks — transport companies; and

•	Buses — large municipalities.
Later, our Brazilian subsidiary will seek to widen its market to include:
•	Trucks — non-transport companies, and

•	Buses — intercity.
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
To plan for the logistics necessary to deliver O2Diesel™, we are continuing our efforts to establish a reliable network of ethanol producers and providers of fuel transportation services. To that end, we have established supply relationships with nine jobbers (fuel blending and distribution companies) and are negotiating supply agreements with ethanol distributors in order to obtain stable pricing for this commodity.
Additional progress towards creating a network was achieved in 2005, but much needs to be done to arrive at the point where we have a seamless distribution network to serve our major markets.
For large centrally fueled fleets, the methods of distribution will be substantially the same for customers whether they are in the U.S., Canada or Brazil. However the distribution of fuel in Brazil poses a potentially greater challenge than that in the U.S., particularly due to legal restrictions imposed on the sales and distribution of ethanol and the structure of the fuel distribution markets.
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
Various exhaust after treatment technologies are available in the marketplace to reduce emissions. Many of these technologies are designed for use on new vehicles, and, as such, may take several years to have an impact on emissions over a large vehicle population. In addition, these after treatment technologies may have higher implementation costs including the cost of vehicle retrofits, which may also be expensive. We do not view exhaust after treatment technologies as being in direct competition to O2Diesel™. Moreover, we are exploring testing these devices with our fuel to confirm whether additional benefits can be achieved when the two technologies are used together, such as reduced maintenance costs and enhanced control of emissions.
Other competing fuels include Ultra-Low Sulfur Diesel (“ULSD”) and bio-diesel. Beginning in mid-2006, the diesel fuel specifications for the U.S. will change to require the use of ULSD for all on-highway use. ULSD is defined as having less than 15 parts per million sulfur, and this low level is necessary to allow current exhaust after treatment technologies to work effectively. ULSD is more expensive than regular diesel and is in limited supply in the U.S. because of a lack of refinery capacity. ULSD is available mostly in California, Texas and the Northeast. In 2005, we demonstrated that our product, O2Diesel™, not only works effectively with a base blend of ULSD, but also improves the lubricity elements of the base blend. As a long-term strategy, we expect to look for opportunities to work with refiners and distributors of ULSD as a means of broadening the market for both fuels — ULSD and O2Diesel™.
Bio-diesel is a biomass-derived fuel similar in composition and performance to “conventional” low sulfur diesel. It has been designated by the Department of Energy as an “alternative fuel” and is mostly sold as a 20 vol% blend with regular diesel fuel. Bio-diesel has some excellent fuel characteristics, but it also has a number of drawbacks, among which, can include cost, lack of availability and some adverse emission characteristics. During 2005, we had one of our customers in our City Home initiative successfully using a blend of Biodiesel and O2Diesel™ fuel.
Below is a table which gives a brief overview of the advantages and disadvantages of the broad ranges of technologies that may be considered as competing with O2Diesel’s fuel technologies. (This summary is not intended to be all-inclusive for competing technologies.)

Lower Emissions
Options	Advantages	Disadvantages
Bio-diesel	Renewable content/Government incentives	Variable quality, availability and high price

Exhaust after Treatment Technology	Effective; may be required for 2007 model vehicles	High cost, owner resistance and usually used in conjunction with ULSD

Gas to Liquid & Fischer Tropsch	Clean fuel and low cost materials	High production cost, long lead time, price volatility

Hydrogen Gas/Fuel Cells	Ultra clean vehicles	Still at early research stage

Diesel-Water emulsions	Reduces both PM and NOx	Poor fuel stability, reduced power and high cost
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
Dependence on one or a few major customers:
At the end of 2005, the Company was still a development stage company and we reported sales of only $131,605 for the year. In 2006, we started the year with 5 North American customers and have not reached the stage when we can start to develop a customer profile sufficiently large enough to allow us to affirmatively state that we will not be dependent on just one or even a few major customers. However, given the usage of diesel fuel in our target markets, U.S., Canada and Brazil, the drive of local and national governments to press for cleaner air legislation, and the mandates for our potential customers to comply with these legislative requirements, it is unlikely that we will be dependent in any of these markets on one or even a few large customers. Notwithstanding the foregoing, we have almost no sales history and cannot yet know for certain what our likely customer base will be or if one will develop at all.
Because of the many fuel distribution companies in the U.S. and Canada, it is unlikely that we will be dependent upon one or only a few large companies to distribute O2Diesel™. However, this may not be true for Brazil. For example, in Brazil, the country’s fuel distribution network is concentrated among a small number of large companies. Thus, it is possible, and perhaps likely, that we could become dependent on one or two large distributors for the sale of O2Diesel™ in Brazil. In 2005, we had entered into a Memorandum of Understanding with Brazil’s sixth largest fuel distributor, by which this company was to be given the exclusive right to distribute O2Diesel™ in the Southeast and Southern parts of Brazil. This Memorandum of Understanding is no longer in place, since O2Diesel has decided to cooperate on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company, Petrobrás. BR/Petrobrás is supplying readily blended O2Diesel fuel to the municipality of Rio de Janeiro.
Patents/Trademarks:
As part of our cooperation agreement with Cognis, we and Cognis are the joint owners of all patents covering both the use and composition of O2D05. Patent applications have been filed in twelve countries for O2D05, including the U.S., Canada, Brazil, and Europe. For this purpose, Europe is counted as one country. As such, the patent application for Europe covers 20 countries, including the U.K., France, Germany, Italy and Spain. The patent applications for the U.S. Brazil and Canada are pending. All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. We also have a number of patents that have been issued that relate to the predecessor technology of O2D05. As a strategic measure, the Company continues to fund all costs necessary to maintain some of these patents. O2Diesel is the sole owner of these latter patents, which in general cover the use and composition of its prior generation technology.
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

In the U.S., O2Diesel is continuing the process to obtain regulatory approvals at various levels of government. At the federal level, the primary regulatory body from which the necessary approvals are required is the U.S. Environmental Protection Agency (“EPA”) which, among other things, regulates the on-highway use of motor fuels. The process of becoming a registered fuel for on-highway use is complex, costly and time-consuming. In 2003, O2Diesel completed a significant step of the process when an independent laboratory completed all testing necessary to demonstrate that O2Diesel™ met the EPA’s “Tier 1” Health Effects Testing requirements. There is a second battery of test protocols required to comply with the EPA’s “Tier 2” Health Effects requirements. It is unclear whether the Tier 2 tests will have to be performed. If Tier 2 testing is required, completing all of the test protocols could require substantial expense and time. In general, Tier 1 tests are designed to measure and confirm emissions data and their effects on human health. Tier 2 tests are intended to measure the same factors but to a much greater degree and in a more thorough manner. As noted below, a new series of tests (to include multi-media evaluation) are being performed in California during 2006 to meet certain standards mandated by the state. If these tests are successful, we are hopeful that they will assist the Company in determining any remaining testing that may be required for the EPA’s Tier 2 tests.
States set strict requirements for the sale and distribution of motor fuels, and provide certain incentives for the use of cleaner-burning fuels. Certain states also levy disincentives for the use of “dirtier” fuels, often in the form of monetary penalties. With the exception of California and Texas, which are permitted to set stricter state standards, all state motor fuel environmental regulations are governed by EPA policies set forth in the Clean Air Act which generally limits individual state’s environmental regulation of fuels. In addition to environmental issues, many states have other regulations regarding the sale of fuel to which the Company may be subjected.
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
Based on our work in 2005, we plan to conduct a revised series of tests in 2006 to qualify O2Diesel™ as a Diesel Emissions Control Strategy fuel in California. If these tests are successful, we are hopeful that they will provide guidance for any further testing required to complete the EPA’s Tier 2 test protocols.
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
O2Diesel began an intensive testing program in 1999 which will continue through 2006. For the most part, this testing is designed to provide proof to federal, state and local regulatory bodies as well as to the military that O2Diesel™ has a positive impact in reducing emissions that contribute to ground-level ozone in urban areas, and that it will reduce toxic particulate matter emissions. Some of these agencies may provide incentives for the use of such products in cases where the benefits of using the products can be verified.
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
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as O2Diesel, with equity or debt securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Saranes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) requirements with respect to the establishment and evaluation of disclosure controls and procedures and internal control over financial reporting, and the audit of internal control over financial reporting; (3) additional responsibilities for the Chief Executive Officer and Chief Financial Officer of the reporting company with respect to financial statements and other information included in Exchange Act reports; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and new and increased civil and criminal penalties for violations of the securities laws. The Company will be subject to the compliance provisions of the Sarbanes-Oxley Act in 2006.
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
In the case of O2Diesel™, many of the tests required by the U.S. government have been funded by governmental appropriations. More specifically, in 2005, we incurred expenses of approximately $1.0 million in the U.S. in connection with governmental, sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense. For a more detailed description of government appropriations, see Note 3 to the Financial Statements.
At the start of 2006, the Company had government test programs in progress with total remaining costs of approximately $2.6 million. A wide array of tests and product demonstrations are being carried out under these programs.
Included are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and in California to use O2Diesel™ in a fleet of refuse trucks. Other test programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. In the latter half of 2005, tests were carried out that would allow O2Diesel™ to become a TxLed equivalent fuel in Texas. The TxLed testing has been suspended at the present time while we re-evaluate the market potential for a TxLed/O2Diesel fuel at the price levels required to make such a product economically viable for the Company. Still other tests will include using O2Diesel™ in mining equipment as well as seeking to obtain a military procurement specification for the fuel. Based on the government funding in place, we believe that approximately 80% of the costs to conduct all of these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.
In 2005, we spent about $18,000 in Brazil for research and development projects and to obtain approvals for O2Diesel™ from the agencies that are responsible for the country’s petroleum industry and environmental laws. Brazil’s environmental agency, IBAMA has classified O2Diesel™ as an alternative diesel fuel, and ANP, Brazil’s national petroleum agency, has granted approvals in specific cases for the sale and use of O2Diesel™.
For 2006, we anticipate spending about $20,000 for various product and vehicle tests in Brazil.
Employees:
O2Diesel has twenty full-time employees, seventeen of which are in the U.S. and three in Brazil. During this past year, we have relied on consultants to assist in commercializing our technology and to help us in key technical areas. We expect to continue this practice in 2006. At present, we employ ten consultants; three in marketing; one for investor relations; one in logistics; two as field technicians, one laboratory technician; one chemist; and one in regulatory affairs. The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals.

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
Copies of such material can be obtained from the Public Reference Section of the SEC, 100 F Street, NE, Washington, D.C. 20549, telephone 1-800-SEC-0330, at prescribed rates and are available on the World Wide Web at http://www.sec.gov. The SEC maintains information on this web site regarding reports, proxy and information statements and other information pertaining to issuers that file electronically with the SEC. Visitors to the site may access such information by searching the EDGAR database on the SEC’s web site.
Item 2. Description of Property
O2Diesel owns no real property. We rent 4,950 square feet of office space located at 100 Commerce Drive, Suite 301, Newark, Delaware, 19713, under a five-year lease entered into in December 2003. This space serves as the corporate headquarters of the group. The aggregate cost of this office space over the lease term is $392,875, plus common area charges that are billed monthly to the Company. We also have a small laboratory of about 2,500 square feet in Wilmington, Delaware, rented under a twelve month lease for $1,135 per month, which expires November 30, 2006.
In July 2005 we went to a month to month lease on office space of about 650 square feet in Sao Paulo, Brazil, which can be cancelled with a thirty day notice. The cost is about $900 per month. In addition, the offices in Rio and Curitiba were closed in July, 2005.
We own office equipment costing approximately $179,000 and test and fuel storage equipment costing approximately $155,000.
There were approximately $9,000 in additions of test equipment during 2005. Additions of approximately $38,000 to furniture and office equipment consisted of furniture, computers and related equipment. On November 4, 2004, the Company had purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase the Company had financed $23,000 of the purchase price with a bank. The loan was secured by the truck. The note bore interest at 7.00% and was payable in 24 monthly installments of $1,031 with the final payment due in November of 2006. The Company disposed of the truck in November 2005 and received proceeds of $11,900 which were used to pay off the balance of the loan.
Item 3. Legal Proceedings
O2Diesel is not a party to any legal proceedings as of the date of this report.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the stockholders through solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2005.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Market Information:

Effective May 16, 2001, the Company’s shares of common stock were accepted for quotation on the National Association of Securities Dealers Over-the-Counter Bulletin Board quotation service.
On June 15, 2004, the AMEX approved our application to list 46,518,898 shares of our common stock under the symbol OTD. Trading of our shares on the Exchange began July 1, 2004.
In December 2004, we were notified by the AMEX that O2Diesel was not in compliance with the Exchange’s listing standards. Specifically, because of continuing losses and the fact that our shareholders’ equity had fallen below $2.0 million, we had failed to meet the required listing standards.
In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we shall take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing standards. During this period, we will be subject to periodic reviews by the AMEX to confirm that we are meeting the goals set forth in our Plan. As of June 2006, our shareholders’ equity must be $6.0 million or more in order for us to be in compliance with the Exchange’s listing rules. To achieve that amount, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December, 2005, the Company determined that it could not meet certain conditions of this plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June, 2006. To achieve this, the Company anticipates having to raise a total of approximately $10.5 million in new equity in 2006.
The Company believes it needs to raise an additional $7 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards. If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list its common stock. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.
The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Per share common stock bid prices by quarter for the fiscal years ended December 31, 2005 and December 31, 2004:

Quarter Ended	High (1)	Low (1)
December 31, 2005 (2)	$0.87	$0.37
September 30, 2005 (2)	1.42	0.76
June 30, 2005 (2)	1.91	1.20
March 31, 2005 (2)	2.10	0.74
December 31, 2004 (1)	1.88	0.75
September 30, 2004 (1)	3.68	0.64
June 30, 2004 (1)	3.73	3.60
March 31, 2004 (1)	3.71	3.55

(1) Source of Information: Reuters
(2) Source of Information: Yahoo Finance
Holders of Common Equity:
As of March 24, 2006, there were 46,434,714 shares of our common stock outstanding, held by in excess of 1,400 stockholders of record.
Dividends:
To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board.

Recent Sales of Unregistered Securities:
Follow-On Private Placement:
Subsequent to its First Private Placement in 2003, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the “Follow-On Private Placement”). In the Follow-On Private Placement, we raised $1,535,770, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share. The Follow-On Private Placement was closed on March 31, 2004.
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
Series A 0% Convertible Preferred Stock Private Placement
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
The Series A Preferred Stock was initially convertible into the Company’s common stock at a variable conversion ratio which was the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-five percent (25.0%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series A Purchaser may not convert Series A Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series A Purchaser receive more than 8,000,000 or less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock. The Series A Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series A Purchaser are incorporated herein by reference.
The Series A Purchaser was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series A Fixed Conversion Price.
Series B 0% Convertible Preferred Stock Private Placement
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
The Series B Preferred Stock was initially convertible into the Company’s common stock at a variable conversion ratio which was the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-seven and four tenths per cent (27.4%) of the Series B Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series B Purchaser may not convert Series B Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series B Purchaser receive more than 7,500,000 or less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock. The Series B Preferred Stock Certificate of Designation and the Convertible Preferred Stock Purchase Agreement with the Series B Purchaser are incorporated herein by reference.

The Series B Purchaser was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series B Fixed Conversion Price.
$2.0 and $3.0 Million Private Placements
In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company’s common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second private placement is for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of this transaction, the Company was obligated to comply with certain conditions in connection with the $2.0 million Private Placement and was also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement. Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to seek shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.
Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of its common stock and total proceeds of $1,962,400 before payment of an 8% commission and other expenses. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expense) for the $3.0 million Private Placement, and these transactions are now closed.
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
$2.3 Million Private Placement
On September 20, 2005, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.3 million Purchase Agreement”) with a European investor (the “Purchaser”) for 3,228,070 shares of common stock at a purchase price of $0.7125 per share in a private placement for total proceeds of $2,300,000 (the “$2.3 million Private Placement”). As a condition of enforceability of the $2.3 million Purchase Agreement against the Company, the Purchaser was required to fund the purchase price in an escrow account, which funds were received on September 28, 2005.

As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.
As part of the transaction, the Company agreed to sell up to an additional $700,000 of its common stock to the Purchaser at a purchase price of $0.7125 per share for 982,456 shares. The Company also issued warrants to purchase 491,228 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance. The Purchaser had 180 days following the date of the Purchase Agreement to acquire additional shares. This offer expired unexercised on March 20, 2006.
The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisor in connection with this transaction. The warrants expire forty-two months after the date of issuance.
The transaction closed on October 24, 2005 and the funds were released from the escrow account on October 26, 2005.
$3.6 Million Private Placement
On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company’s products. The parties entered into a Common Stock and Warrant Purchase Agreement for 6,419,840 shares of the Company’s common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million at the then current exchange rates. The Company agreed to use these funds exclusively for the development of the European market. The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company’s products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company’s product within the territory.
As part of the transaction, the Company issued warrants to purchase 2,853,262 shares of common stock at an exercise price of $0.85 per share during the period six to forty two months subsequent to the date of issuance or at an exercise price of $1.13 per share during the period forty three to sixty six months after the date of issuance. The warrants expire sixty six months after the date of issuance. The investor’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.
The transaction closed and the funds were received on December 16, 2005.

Item 6. Management’s Discussion and Analysis or Plan Of Operation
Business Plan:
The Company is classified as a development stage company as shown on our consolidated financial statements for the year ended December 31, 2005. In 2005, we expected to have sales of our O2D05 additive and O2Diesel™ in sufficient volumes to cause our status as a development stage company to terminate. Now, we anticipate that a change in our status as a development stage company will not occur until 2007 at the earliest. During 2006, we intend to devote our efforts to generating sales to our targeted customers in the U.S., Brazil and to a lesser extent, Canada, expand sales and sponsorship revenues under our CityHome™ initiative, and continue to improve our logistics network for the delivery of our products. In addition, we plan to continue a series of product tests and demonstrations that relate directly to our sales efforts, including having O2Diesel™ designated as a Diesel Emissions Control Strategy fuel in California and a TxLed equivalent fuel for Texas, if our product can be shown to be economically viable.
United States and Canada:
Our focus for the U.S. and Canada continues to be to target key geographical areas and specific diesel markets based upon:
Current and projected size of diesel fuel consumption:
•	High-population centers under strict air quality regulations;

•	Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

•	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

•	Off-road diesel powered equipment;

•	Diesel equipment used by port facilities and large-scale mining operations;

•	Military installations in non-combat vehicles.
In the U.S., O2Diesel’s sales and marketing efforts for fleet sales will be focused in the state of California, as well as the northeastern states of New York, New Jersey and Pennsylvania.
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
Under the first element of our strategy, we have signed distribution agreements with 9 jobbers, who in turn have centrally fueled fleets as their customers. We plan to sell additive to the jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchase of ethanol. The jobbers will blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff will work jointly with each jobber and it’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each customer is to provide safety and training materials covering the use of our fuel. In addition, O2Diesel’s technical staff plans to work with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we will be responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

During 2004, we developed a new sales and marketing concept styled as CityHome™. This program stresses the environmental benefits of our fuel and is designed to improve the air quality in urban locations. We expect this initiative to be a key component of our sales/demonstration strategy. In short, CityHome™ provides a means for municipal transit agencies to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel. CityHome™ programs are now being rolled out on a limited basis, mostly to municipal fleets in smaller cities in the Midwestern states. We have been successful in attracting fuel distributors to work with us in getting this initiative started.
Currently, we have four cities using O2Diesel™ in CityHome™ installations, and we are in discussions with several others to participate in the program. Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations.
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
CityHome™ has become one of the mainstays of our sales/marketing and product demonstration strategy. Following its launch in several smaller cities, CityHome™ will be marketed to larger municipalities throughout the U.S in select target markets.
As another part of our sales strategy, O2Diesel’s sales force plans to market and sell O2Diesel™ directly to large centrally fueled fleets, government municipalities and others that operate centrally fueled fleets of diesel powered equipment. These target customers may initially include truck, bus and school bus fleets, construction and mining companies as well as port facilities, and, later on, railroads, agricultural users, and the military.
In these cases, we will likely be responsible initially for all logistics required to deliver O2Diesel™ to the customer. To achieve this end, we will continue to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additives for delivery to a customer’s central fueling location. We will supply our additive and may purchase the ethanol for delivery to the fuel supplier, although our clear preference is to not finance the purchase of ethanol for our customers. In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to insure that fuel is delivered on a timely basis. In this regard, O2Diesel is seeking to create a network of ethanol suppliers and fuel transportation providers. With these large fleet customers, our technical staff will work closely with each in all facets necessary to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging for the cleaning of tanks and filtering systems as necessary, as well as either purchasing and installing flame arrestors and other devices or assisting the customer to do so.
In Brazil, O2Diesel plans to target customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent, centrally fueled truck fleets. We have established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to reduce our overhead and will scale back our marketing plans until we have a solid base of customers in Brazil.

Brazil’s fuel distribution system is more concentrated than that found in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. In January 2005, we signed a Memorandum of Understanding with a company reported to be the sixth largest fuel distributor in Brazil. This company was to serve as our exclusive distributor for O2Diesel™ in the South and Southeastern regions of Brazil. This Memorandum of Understanding is no longer in place, since O2Diesel has decided to cooperate on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company, Petrobrás. BR/Petrobrás is to supply readily blended O2Diesel fuel to the municipality of Rio de Janeiro. Failure to attract distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.
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
Significant technical and logistical issues continued to affect our ability to generate sales in 2005. While we have made significant progress in addressing these challenges over the course of the year, they have led to a need to raise additional funds to be used not only for working capital, but, also, to allow us to meet the listing standards of the AMEX.
First, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in the case that a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement proved to be a serious issue in 2004 and early 2005, and has negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs were not yet available as an ‘off the shelf item’ for use with O2Diesel™ during this time.
The Company has taken several steps in 2005 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we plan to work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customer’s fleet maintenance staff about handling and storage of O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers. Our present planning methodology is based on a 40-day implementation time frame that requires the project to be a joint effort utilizing the customer’s employees and identifies the timing and costs that the customer can expect.
During 2005, we continued the research and development efforts begun in 2004 to design and to identify flame arrestors, adaptors and other equipment for vehicles that use O2Diesel™. Some of these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. In 2006, other flame arrestors will be developed and subjected to the required tests. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles could increase our costs and may increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market.
To support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program are currently being evaluated.

Another concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that may use the fuel. At the end of 2004, we had not completed the required logistics arrangements to identify and finalize the best infrastructure to insure that we can arrange for a supply of ethanol to blend with our additive and then arrange for the timely delivery of O2Diesel™ to potential customers and its proper storage once delivered. In particular, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer’s refueling station. We have made important strides in working with customers to insure that their storage facilities are compatible with O2Diesel™ and have now included them as a critical component of our implementation planning process.
In order to insure fuel quality, we have developed a quality control function that constantly tests the ethanol used by all customers. We have learned that it is necessary to test the quality of diesel blended with our additive and ethanol. Establishing our own laboratory facility has been a significant help to us in developing quality control standards, and for carrying out the tests that are necessary in preparing a fleet for conversion to use O2Diesel™. None of these tests are time consuming or technically difficult, but they are critical to ensuring that our product functions as intended. As we gain more experience, it may not be necessary to conduct the level and frequency of tests that we expect to do over this coming year.
As part of this on-going learning curve, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to in 2006. We are currently working closely with two industry groups, the American Coalition for Ethanol and the Renewable Fuels Association to identify ethanol suppliers who meet our criteria.
All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers to do much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel may be further limited by the availability of the customers’ vehicles to be in one place long enough to affect the required changes. In some cases for safety, insurance or union reasons, customers will require that they do all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel. The Company anticipates that the work achieved in 2005 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.
The technical challenges over this past year have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which should prove helpful as we continue our efforts to commercialize our technology. We have been encouraged by the fact that among our customers, we have a municipal bus fleet and a port facility that have been successfully utilizing the fuel for more than one year. Even though we have gained a significant amount of technical knowledge during 2005, we will continue to refine our efforts in this area in order to improve our ability to bring on greater numbers of customers and to better predict the cost and timing of the work required to have fleets conform to the requirements of using our product.
Given our projected level of expenses and the cash on hand as shown on our consolidated audited balance sheet at December 31, 2005, it is clear that we lack adequate cash to conduct our business according to our business plan. On February 3, 2006, the Company offered existing warrant holders an opportunity to exercise these warrants at the reduced price of $.35 per share. As of February 27, 2006, the Company had received commitments to exercise warrants representing 1,864,035 shares for total proceeds of $652,412.
Even with the capital raised in 2005, we believe it will be necessary to raise additional funds of approximately $10.5 million in 2006 to allow us to execute our business plan and to be in compliance with the AMEX’s listing standards.
There can be no assurance that we will be successful in our efforts to raise additional funds. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. As shown in the consolidated audited statements of operations contained in this report, we have generated only $195,607 in sales for calendar year 2005. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

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
During 2005, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, in 2005, we incurred expenses of $1,013,105 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.
At the start of 2006, we have government test programs in progress with total remaining costs to complete of approximately $2.6 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.
Included in the foregoing programs are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and to test it in California in a fleet of refuse trucks. Other programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. Still other tests will include using O2Diesel™ in large mining equipment as well as seeking to obtain a military procurement specification for the fuel. In January, 2006, we initiated a project to develop a fuel that would meet EPA’s alternative fuel requirements for the military. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.
We will also continue to devote time and to invest in the design and development of flame arrestor technology. We have found that this is more labor intensive and time consuming rather than requiring large outlays of capital. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue in 2006.
In 2005, we spent about $18,000 USD in Brazil for research and development projects and to obtain approvals for O2Diesel™ from the agencies in Brazil responsible for the country’s petroleum industry and environmental laws.
These approvals are administered and granted by two Brazilian agencies — ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2Diesel™ may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2Diesel™ as an alternative diesel fuel. In addition, IBAMA, approved O2Diesel™ for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2Diesel™ to be sold to specific customers and for specific regions in Brazil. In 2005, O2Diesel fuel has obtained approvals from the environmental and health secretaries of the Cities of Rio de Janeiro, Curitiba and Maringá.

O2Diesel fuel has also become the first alternative fuel to be certified by the TECPAR’s national certification program Transporte Limpo (Clean Transport).
For 2006, we anticipate spending about $20,000 USD for various product and vehicle tests in Brazil.
Employees:
At present, O2Diesel has twenty full-time employees of which seventeen are in the U.S. and three are in Brazil. We have no part-time employees. During this past year, we have relied extensively on consultants to assist us to commercialize our technology and to help us in key technical areas. At present, we use ten consultants; three in marketing; one for investor relations; one for logistics; two as field technicians, one laboratory technician; one chemist and one in regulatory affairs.
We will add new personnel in 2006 based on the pace of our commercialization. Under our plan, we do not see the need to add employees in the U.S., or in Brazil, but we do plan to add two technical positions for our European market testing and development in 2006, bringing our total employee count to twenty-two by the year-end. We anticipate continuing to employ ten consultants serving in most of the same capacities in 2006 as in 2005.
Item 7. Financial Statements
The Company’s consolidated financial statements are filed with and begin on page F-1 of this report.
Item 8. Changes in Disagreements with Accountants on Accounting and Financial Disclosures
On March 23, 2006, the Company announced that Ernst & Young LLP (“E&Y”) would resign as the Company’s independent registered public accounting firm immediately following the completion of their audit of the 2005 consolidated financial statements and our filing of the 2005 Form 10-KSB. The reports of independent registered accounting firm E&Y on the consolidated financial statements of the Company and its subsidiaries for the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except for the explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern relating to the reports for the years presented. The resignation by E&Y was accepted by the Company’s Board of Directors.
During the year ended December 31, 2004 and subsequent period through to March 23, 2006, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure, which, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreement in connection with its report; nor has E&Y ever presented a written report, or otherwise communicated in writing to the Company or its Board the existence of any “reportable event or default” as defined in (iv) of Regulation S-B Item 304 (a)(1).
E&Y has provided the Company with a letter addressed to the Securities and Exchange Commission as required by Item 304(a)(3) of Regulation S-B, so that the Company can file such letter with the Commission. The letter is attached as an exhibit hereto.
On March 23, 2006, the Company appointed as its new independent registered public accounting firm Mayer Hoffman McCann P.C., Certified Public Accountants, 401 Plymouth Road, Plymouth Meeting, PA 19462. The effective date of engagement agreed to by the parties is March 23, 2006.
The Company did not consult with the new auditor on the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.
Item 8A. Controls and Procedures
Disclosure adjustment to Internal Controls :
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel’s disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal year, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.
Item 8B. Other Information
There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2005 that were not filed.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
The following sets forth the names and ages, as of March 30, 2006, of the nominees for election to the Board of Directors, as well as the directors whose terms will continue, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position
Hendrik Rethwilm	41	Director
Karim Jobanputra	42	Director
David L. Koontz	63	Director
Alan R. Rae	47	Chief Executive Officer and Director
E. Holt Williams	63	Director
Arthur E. Meyer	78	Chairman, Board of Directors
Jeffrey L. Cornish	54	Director
Gerson Santos-Leon	46	Nominee for Director
Richard Roger	46	President and Chief Operating Officer
David Shipman	58	Chief Financial Officer
Hendrik Rethwilm has been a Director since July 15, 2003 and serves on the Governance and Compensation Committees. From 1993-1999, he worked with PricewaterhouseCoopers in its corporate finance department focusing on financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, Mr. Rethwilm worked with a subsidiary of Ericsson, the Swedish mobile phone producer, as a financial executive advising on mobile eCommerce. During his tenure with Ericsson, Mr. Rethwilm also developed a venture capital arm within Ericsson Consulting to invest in companies developing applications for the mobile eCommerce sector. Currently, Mr. Rethwilm is self-employed and provides consulting services to various companies in the areas of corporate finance and business development. He previously served on the board of directors of Rapidtron, Inc., a company that trades on the OTCBB under the symbol “RPDT”, but resigned effective December 31, 2003.
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
David L. Koontz has been Chief Financial Officer for Waco Logistics Group, Inc. since August, 2005. From July 15, 2003 to August 6, 2005 he was the Chief Financial Officer and Secretary of the Company and has been a Director of the Company since July 15, 2003. He joined the AAE Group in September 2002, serving first as the Chief Financial Officer and Secretary of O2Diesel, Inc. Prior to joining the Company, Mr. Koontz had worked primarily as an independent business consultant, mostly with businesses located in Asia, for the period January 2000 to September 2002. During 1999, Mr. Koontz acted as a consultant and chief financial officer for an apparel company in Boulder, Colorado. Mr. Koontz was a partner with Arthur Andersen & Co. until 1988 and holds a CPA certificate.
Alan R. Rae has been the Chief Executive Officer and a Director of the Company since July 15, 2003, the Secretary since August 6, 2005 and President between July 15, 2003 to July 28, 2005. Mr. Rae joined the AAE Technologies group of companies in 1997, and has served as a Director and an executive of several companies within the group. In August 1999, he became a Director and President of AAE Technologies, Inc. (now O2Diesel Inc.), and in October 2000 became a Director and Chief Operating Officer of AAE Technologies International PLC and continues to hold these positions in both companies. Mr. Rae was a Director and the Chief Executive Officer of AAE Holdings plc (UK) from October 1998 until September 2001. He was the Chief Executive Officer and a Director of AAE Technologies Ltd. from October 1997 until September 2001.

E. Holt Williams has been a Director since May 31, 2005 and is the Chairman of the Audit Committee and is a member of the Governance Committee. He has served as the Chairman, CEO and also as the CFO for Coastal Equipment Inc. for over 27 years. He headed both the domestic and foreign operations of the company, which were centered in the Gulf States of the US and in Asia. Prior to entering the private sector, Mr. Williams practiced as a certified public accountant with an international accounting firm. He has also been active in buying and selling real estate in Houston, Texas. Mr. Williams is a member of and has served in various capacities on a number of professional, charitable and civic groups such as U.S. Chamber of Commerce; Singapore American Chamber of Commerce; Houston Foreign Affairs Group; Georgetown University McDonough School of Business and various other civic, school and church related organizations. He holds a B.S. degree in Accounting and an MBA. In addition, he maintains professional certification as a CPA.
Arthur E. Meyer has been Chairman of the Board since May 31, 2005 and serves on the Compensation, Governance and Audit Committees. He has served as the Executive Vice President and Vice Chairman of Board of Mohawk Oil Company Canada Limited until its sale to Husky Oil Co. Ltd. Mr. Meyer has a long history of experience in crude oil refining, product development, distribution and marketing. He has a wide background in all facets of the petroleum industry in Canada, including building the first ethanol plant in Canada as well as managing the blending and marketing of Gasohol in Canada. Mr. Meyer has been member of the Board of several oil companies in Canada, and has served on the Boards of a number of universities and other organizations, including the University of Calgary, Northern Alberta Institute of Technology, Consulting Engineers of Canada, National Biotechnology Committee and the FBC Foundation of Calgary. Mr. Meyer holds a degree in Mechanical Engineering from the University of Saskatchewan.
Jeffrey L. Cornish has been a Director since May 31, 2005 and serves on the Audit and Compensation Committees. He currently serves as President of Performance Transportation Services (PTS). Prior to his service with PTS, Mr. Cornish was the Senior Vice President-Finance, Chief Financial Officer and Chief Information Officer for Pilot Travel Centers LLC for many years. He has rich and varied experiences in executing joint ventures, developing large financing vehicles to support large-scale growth of petroleum retailing businesses and restaurant franchisee operations. Mr. Cornish has held several other senior financial management positions, including senior level director and consulting positions for Coopers & Lybrand and Price Waterhouse. He has served on several municipal and Chamber of Commerce boards and holds a BA degree in Accounting and an MBA in Finance. He holds professional certifications as a CPA and a CMA.
Gerson Santos-Leon is serving as the R&D Corporate Director of the Abengoa Bioenergy Group. He is responsible for developing technologies for the conversion of renewable biomass resources to ethanol, related co-products and utilization technology. Prior to his service at Abengoa, Mr. Santos-Leon led the Biofuels Program at the U.S. Department of Energy Office. He has served on a number of management boards responsible for evaluating and developing energy programs and has over twenty years of experience in the energy sector developing nuclear and renewable technologies. Mr. Santos-Leon holds a Chemical Engineering degree.
Richard Roger has been President and Chief Operating Officer of the Company since July 28, 2005 and served as a Director of the Company from April, 2004 to July 28, 2005. Prior to joining the Company, Mr. Roger was the Chief Executive Officer at PTS. Prior to working at PTS, Mr. Roger was the Chief Executive Officer of U.S. Fleet Service. Prior to working at US Fleet, Mr. Roger spent 20 years in the trucking and logistics sector with Ryder Systems holding various operational and executive positions – the most recent being Senior Vice President of Operations.
David Shipman has been the Chief Financial Officer of the Company since October 1, 2005. Prior to joining the Company,Mr. Shipman was the Vice President/Chief Operating Officer at Kurz-Hastings, Inc. (“Kurz”). Prior to his position as Chief Operating Officer at Kurz, he served as the company’s Chief Financial Officer and Controller for 18 years. Before his service with Kurz, he spent four years as a management consultant at Deloitte Haskins & Sells and three years as an officer in the United States Air Force. Mr. Shipman holds a professional certification as a CPA, and has an M.B.A., Finance from the Wharton School, a B.A. , English from Trinity College and a M.S. Communications from Boston University.
Audit Committee
     On May 27, 2004, the Board established and approved an Audit Committee. The Board designated the initial members of the Audit Committee to be Mr. David L. Koontz (Chair), Mr. Hendrik Rethwilm, and Mr. Richard Roger. As of January 1, 2005, Mr. Koontz resigned from the Audit Committee and as of his date of hire as an employee of the Company, Mr. Roger resigned from the Committee on July 29, 2005. Following their election to the Board in May, 2005, Mr. E. Holt Williams became the Chairman of the Audit Committee and Mr. Jeffrey L. Cornish and Mr. Arthur E. Meyer became members, replacing Mr. Roger and Mr. Rethwilm.

     The primary purpose of the Audit Committee is to oversee (a) management’s preparation of the financial statements and management’s conduct of the Company’s accounting and financial reporting process, (b) management’s maintenance of the Company’s internal control over financial reporting, (c) the Company’s compliance with legal and regulatory requirements, and (d) the qualifications, independence and performance of the Company’s independent auditors. During 2005, the Audit Committee met 8 times.
     The Board has adopted a written charter for the Audit Committee. The members of the Audit Committee are “independent” as defined in Section 121A of the AMEX Company Guide. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the interim consolidated financial statements filed quarterly and, the audited consolidated financial statements in the Annual Report on Form 10-KSB with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.
     The Board has determined that two directors who serve as members of the Audit Committee, Mr. Williams and Mr. Cornish, are “financial experts,” as defined in SEC rules.
     The Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those consolidated financial statements with generally accepted accounting principles in the United States, their judgments as to the quality, not just the acceptability, of the Company’s critical accounting policies and such other matters as are required to be discussed with the Audit Committee under standards of the Public Company Accounting Oversight Board. In addition, the Board has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services (comprised of tax preparation services) with the auditors’ independence.
     The Audit Committee by way of a telephonic conference discussed with the independent auditors, with management present, the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The independent auditors afforded the Board, which they declined, an opportunity to meet without management present.
     In reliance on the reviews and discussions referred to above, the Board approved the audited financial statements included in the Annual Report on Form 10-KSB for the year ended December 31, 2005 for filing with the SEC. On May 31, 2005, the shareholders’ voted to ratify the selection of the Company’s independent auditors for the year ended December 31, 2005.
Code of Business Conduct and Ethics
     On June 29, 2004, the Board adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees. A copy of the Code of Business Conduct and Ethics is available on our website http:/www.o2diesel.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site. Upon written request to the Secretary at 100 Commerce Drive, Suite 301, Newark, Delaware 19713, the information is available in print to any shareholder.
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
     Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, except for three directors and one beneficial owner, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2005. Directors Williams and Roger and a beneficial owner did not file a Form 3 within ten business days, these late filings were inadvertent and the required filings have since been made. Mr. Jobanputra, who is a director, did not file a Form 4 within two business days to report one transaction, and the required filing has since been made.

Item 10. Executive Compensation
Executive Compensation
     The following summary compensation table sets forth the aggregate compensation paid or accrued by us to the Chief Executive Officer and to executive officers whose annual compensation exceeded $100,000 (collectively, the “named executive officers”) for services during the fiscal years ended December 31, 2005, 2004, and 2003.

		Annual
		Compensation		All Other		Securities Underlying
Name and Principal Position	Year	Salary($)		Compensation		Options
Anthony Dean-Smith	2005	90,000	(d)			500,000	(c)
Chairman(l)	2004	150,000	(d)
	2003	136,964				2,500,000	(c)

Alan R, Rae	2005	254,000	(d)	29,966	(b)	1,250,000	(g)
President and Chief	2004	254,000	(d)	28,878	(b)
Executive Officer(2)	2003	250,000		66,320	(a)(b)

David L. Koontz	2005	128,205	(d)	7,692	(b)
Chief Financial	2004	200,000	(d)	25,357	(b)
Officer and Secretary (3)	2003	177,500		13,356	(b)

Richard Roger (e)	2005	73,083	(e)	2,500	(e)	1,250,000	(g)
President and Chief	2004
Operating Officer

David Shipman (f)	2005	44,375	(f)	3,000	(f)	450,000	(g)
Chief Financial Officer

(a)	Mr. Rae received a one-time payment of $50,000 to defray relocation costs for his move from the United Kingdom to the U.S. in 2002. The amount was finalized and payment was made to Mr. Rae in 2003. The excess of this amount represents health and dental premiums paid on behalf of Mr. Rae and are more fully explained in footnote (b).

(b)	The Company pays monthly health and dental premiums for Mr. Rae and paid monthly health premiums for Mr. Koontz (until his resignation in August 2005), as well as an auto allowance for both Mr. Rae and Mr. Koontz (until his resignation).

(c)	In 2002, Mr. Anthony Dean-Smith was given 2.5 million options on AAE Technologies International Plc common stock at an exercise price of GBP .04 per share as an incentive for Mr. Anthony Dean Smith to remain with the Company. In addition, in 2003, the Board agreed to reduce the exercise price on the 2.5 million previously granted options held by Mr. Anthony Dean-Smith from GBP .04 to GBP.026. These options were exercised and converted into common stock of AAE Technologies International Plc prior to the July 15, 2003 reverse acquisition of AAE Technologies International Plc by the Company. In 2005, Mr. Anthony Dean-Smith was awarded 500,000 options for shares of common stock of O2Diesel Corporation for service as Chairman of the Board of the Company.

(d)	Effective September 2004, Mr. Dean-Smith agreed to defer fifty-percent (50%) and Mr. Rae and Mr. Koontz agreed to defer one-fourth (25%) of their base salaries and auto allowances for a period of three months which ended November 30, 2004. Each officer agreed to continue to extend this deferral until June 2005. Each officer was paid for the deferral in 2005, with Mr. Dean-Smith receiving $56,250, Mr. Rae receiving $49,875 and Mr. Koontz receiving $39,750. The 2004 amounts listed for these three officers include the deferrals paid in 2005.

(e)	On July 28, 2005, Mr. Richard Roger was appointed by the Board to serve as President and Chief Operating Officer at an annual compensation rate of $250,000 per year. From July 1, 2005 until October 15, 2005, Mr. Roger worked part time in this position and was paid $21,000. Between October 15, 2005 and December 31, 2005, Mr. Rogers worked full time and received $52,083 in salary and $2,500 in car allowance. Reflects 500,000 shares of restricted stock awarded pursuant to Mr. Roger’s employment agreement, valued on the basis of the average of the high and low market price of the stock on the date of award. The shares of restricted stock will vest in equal yearly installments on January 1, 2007, 2008 and 2009.

(f)	On October 1, 2005, Mr. David H. Shipman was appointed by the Board to serve as Chief Financial Officer at an annual compensation rate of $177,500 per year. Between October 1, 2005 and December 31, 2005, Mr. Shipman received $44,375 in salary and $3,000 in car allowance. The Company paid $3,074 in monthly health benefits for Mr. Shipman in 2005.

(g)	Reflects stock option under the 2004 Stock Incentive Plan.

(1)	During 2003, Anthony Dean-Smith was the Chief Executive Officer of AAE Technologies International, Plc, and between July 15, 2003 and June 13,2005, was the Chairman of the Company.

(2)	During 2003, Alan R. Rae was the Chief Operating Officer of AAE Technologies International Plc, and since July 15, 2003 the Chief Executive, since August 6, 2005 the Secretary and between July 15, 2003 and July 28, 2005 the President of the Company.

(3)	Prior to July 15, 2003, David L. Koontz was the Chief Financial Officer of O2Diesel, Inc., and between July 15, 2003 and August 6, 2005 was the Chief Financial Officer and Secretary of the Company.
Compensation of Directors
     The Chairman of the Board, by contract, is to receive $60,000 per year and other non-executive directors are to receive $30,000 per year for their services as a director. The Chairman of the Audit Committee is to receive an additional $5,000 per year for services and the Chairman of the Compensation Committee is to receive an additional $3,000 per year for services. In addition, Mr. Rethwilm and Mr. Jobanputra also provided financial and business advisory services to the Company for a portion of 2005. Under contracts with both, Mr. Rethwilm received $18,750 and Mr. Jobanputra received $33,750 for these services. All directors are reimbursed for ordinary and necessary business expenses incurred in connection with their service as directors. As part of the Company’s consulting agreement with Mr. Jobanputra, he received 750,000 stock options at an exercise price of $1.50, which were granted pursuant to the Company’s equity compensation plan. As part of the Company’s Director agreement with Mr. Rethwilm, he received 750,000 stock options at an exercise price of $1.50, which were granted pursuant to the Company’s equity compensation plan.
     In September 2004, all directors voluntarily agreed to defer for a three month period ending November 30, 2004 fifty-percent (50%) of their directors’ fees. Subsequently, all directors agreed to continue the month to month deferral of fifty per-cent (50%) of their fees for each month until June 2005. In addition, Mr. Jobanputra and Mr. Rethwilm agreed to similar deferrals for the same periods for their consulting fees. Upon agreement with the Board, all director fees, deferred salaries and deferred consulting obligations were paid prior to December 31, 2005.
     For the year ended December 31, 2005, Mssrs. Dean-Smith, Jobanputra and Rethwilm were paid $90,000, $50,000 and $50,000, respectively in director’s fees. In addition, Mr. Jobanputra was paid $52,500 in consulting fees related to investor relations and Mr. Rethwilm was paid $37,500 in consulting fees related to business development. For the year ended December 31, 2004, Mssrs. Dean-Smith, Jobanputra and Rethwilm were paid $125,000, $25,000 and $25,000, respectively. In addition, as of December 31, 2004, Mssrs. Dean-Smith, Jobanputra and Rethwilm were owed $25,000, $5,000, and $5,000, respectively for deferred directors’ fees, Mssrs. Jobanputra and Rethwilm were each owed $15,000 for deferred consulting fees as of December 31, 2004, which is included in the amounts paid to them in 2005.
     In May 2005, Mr. Arthur E. Meyer was elected Chairman of the Board and Mr. E. Holt Williams and Mr. Jeffrey J. Cornish were elected as Directors. Mr. Meyer is to receive annual Director compensation of $60,000 and Mr. Williams and Mr. Cornish are to receive $30,000 in annual compensation. As a Director of the Company, Mr. Meyer, Mr. Williams and Mr. Cornish each received 200,000 stock options at an exercise price of $1.50 which were promised pursuant to the Company’s equity compensation plan. For the year ended December 31, 2005, Mr. Meyer was paid $55,000, Mr. Williams was paid $15,000 and Mr. Cornish was paid $15,000.

     Mr. Rogers served as a Director of the Company from April, 2004 and resigned as a Director on July 28, 2005 to become the Company’s President and Chief Operating Officer. As a Director of the Company, Mr. Roger received 200,000 stock options at an exercise price of $1.50, which were granted pursuant to the Company’s equity compensation plan. For the year ended December 31, 2005, Mr. Rogers was paid $20,000 in Director’s fees, which included $5,000 in fees deferred from 2004-2005.
Options
     The Company implemented a Stock Incentive Plan in 2004 which has an authorized limit of 7,212,957 shares. While options have been promised to officers, employees and directors, the Board has not granted all options as provided under the plan. In total, the Company has promised participants in the plan commitments to purchase 7,750,000 shares of common stock as of December 31, 2005. The Stock Incentive Plan has a limit of 7,212,957 shares that can be granted and it is the Company’s intention to request shareholder approval to increase the number of shares under the plan in order to grant stock options to plan participants in 2006.
     The Plan provides for vesting over three years with an Exercise Date no later than ten years after the date of the grant. The following table contains information with respect to the stock options covering shares of the Company’s common stock under this plan as of December 31, 2005.

	Options Granted, Promised
Category	and Remaining	Exercise Price	Exercised	Canceled
Current & Prior Directors	3,000,000	$1.50	0	0
Officers	3,750,000	$1.50	0	0
Employees	1,000,000	$1.50	0	0

Total:	7,750,000		0	0
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
     In July 2003, the Company entered into an Employment Agreement with Alan R. Rae, to serve as our President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Rae is entitled to an annual base salary of $254,000 per year and is eligible to receive an annual bonus, at the discretion of the Board, of 100% of his base salary. He is also entitled to reimbursement for health and dental insurance premiums and a car allowance of $1,000 per month. Pursuant to the agreement, the Company granted Mr. Rae 1,500,000 stock options at an exercise price of $1.50 per share in 2005, which were granted pursuant to the Company’s equity compensation plan and were approved by the Board on September 29, 2005. The agreement continues in effect until terminated by either Mr. Rae or the Company by written notice or upon the death or disability (as defined in the agreement) of Mr. Rae. If the agreement is terminated by disability, Mr. Rae is entitled to receive his salary until he begins to receive disability benefits, to receive a prorated portion of any bonus he would otherwise have been entitled to and to be paid for any accrued but unused vacation. If the agreement is terminated by the Company without cause (as defined in the agreement), Mr. Rae is entitled to receive his base salary and reimbursement for health and dental insurance premiums for a period of 15 months, to be paid for any unused vacation time, and to be reimbursed for expenses in connection with his and his family’s repatriation to the United Kingdom. In addition, Mr. Rae would be entitled to a prorated portion of any bonus to which he otherwise would have been entitled based on performance through the calendar quarter in which the termination occurred, and any unvested options will vest immediately.
     Upon a change of control, as defined in the agreement, all of Mr. Rae’s outstanding options will vest immediately. The agreement also provides that any inventions (as defined in the agreement) discovered by Mr. Rae in the course of his service to the Company shall be the property of the Company, and contains confidentiality, non-disparagement and non-competition provisions.
     On July 28, 2005, the position of President was transferred from Mr. Rae to Mr. Richard Roger. Mr. Rae continues to serve as the Company’s Chief Executive Officer and Secretary. On November 11, 2005, Mr. Rae relinquished his options to purchase 250,000 shares of common stock.
     On June 9, 2005, the Company entered into an Employment Agreement with Richard Roger to serve as our President and Chief Operating Officer. The terms of Mr. Rogers’ Employment Agreement are substantially similar to the terms of Mr. Rae’s Employment Agreement, as described above, except that Mr. Roger is entitled to an annual base salary of $250,000 per year and 1,250,000 stock options, of which 1,000,000 shares were approved by the Board on September 29, 2005 and 250,000 shares were approved by the Board on November 11, 2005. The Board agreed if Mr. Roger leaves the Company before all of the additional 250,000 shares vest, the remaining unvested portion will be granted to the executive officer who relinquished these options. Effective July 1, 2005, Mr. Roger was awarded 500,000 shares of restricted stock at par value, vesting annually in equal amounts over three years commencing on January 1, 2007, with payment of the third award to be made on January 1, 2009.
     Effective July 29, 2005, Mr. Roger resigned from the Company’s Board to assume his new position with the Company. There were no disagreements between Mr. Roger and the Company on any matter relating to the Company’s operations, policies or practices.
     Effective August 6, 2005, Mr. David Koontz resigned as Chief Financial Officer, Treasurer & Secretary of the Company. Mr. Koontz will continue as a director of the Company. There was no disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
     Effective October 1, 2005, the Company entered into an Employment Agreement with David H. Shipman to serve as our Chief Financial Officer. The terms of Mr. Shipman’s Employment Agreement are substantially similar to the terms of Mr. Rae’s Employment Agreement, as described above, except that Mr. Shipman is entitled to an annual base salary of $177,500 per year and 450,000 stock options.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Composition Plan Information
The following table provides information as of December 31, 2005 related to the equity compensation plans in effect at that time:
     The following table sets forth certain information as of December 31, 2005, regarding the beneficial ownership of the Company’s common stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the named executive officers, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.

(c)
Number of
securities
remaining available
	(a)		for future issuance
	Number of	(b)	under equity
	securities to be	Weighted-average	compensation plans
	issued upon exercise	exercise price of	(excluding
	of outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a)
Equity Compensation Plans approved by shareholders	5,950,000	$1.50	1,262,957
Equity Compensation Plans not approved by shareholders	0	0	0

Totals	5,950,000	$1.50	1,262,957

     Beneficial ownership is determined in accordance with SEC rules computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person.
     Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 46,434,714 shares of common stock outstanding on March 24, 2006. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after March 31, 2006 are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

Directors, Officers and	Shares Directly and
5% Shareholders	Beneficially Owned		Percent
Abengoa Bioenergy R&D Inc.	6,419,840		13.83
c/o Crochet & Crochet
Squaidelile, Geneva, Switzerland

Anthony Dean Smith	4,337,451	(a)	9.34
100 Commerce Drive Suite 301
Newark, Delaware 19713

Axwell Business SA	3,228,070		6.95
1400 Elbridge Payne (Suite 100)
Chesterfield, MO 63017

Alan R. Rae	l,519,022	(b)	3.27
100 Commerce Drive Suite 301
Newark, Delaware 19713

E. Holt Williams	121,395		*
100 Commerce Drive Suite 301
Newark, Delaware 19713

David L. Koontz	90,512		*
100 Commerce Drive Suite 301
Newark, Delaware 19713

Karim Jobanputra	4,000		*
100 Commerce Drive Suite 301
Newark, Delaware 19713

*	Less than 1%.

(a)	Mr. Anthony Dean-Smith owns directly 2,809,524 shares of the Company’s common stock. Mrs. Dean-Smith (spouse) directly owns 342,323 shares and Mr. Dean-Smith’s two adult sons each own 592,802 shares. Mr. Dean-Smith disclaims beneficial ownership of the shares held by his spouse and two adult sons. Mr. Dean-Smith holds fully vested options to acquire 500,000 shares of the Company’s common stock at an exercise price of $1.50.

(b)	A trust of which Mr. Rae is the beneficiary holds 819,787 shares, and Mrs. Victoria Rae (spouse), owns 699,235 shares of the Company’s common stock. Mr. Rae disclaims beneficial ownership of the shares held by the trust to the extent that they are not attributable to his proportionate interest in the trust Mr. Rae also disclaims beneficial ownership of the shares held by Victoria Rae.
Item 12. Certain Relationships and Related Transactions
None.

Item 13. Exhibits
(a) Exhibits
Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.
EXHIBIT INDEX
O2Diesel Corporation
(A Development Stage Company)

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation
3	.2(1)	Bylaws
4	.1(2)	Specimen Stock Certificate
10	.1(3)	Form of Employment Agreement between O2Diesel Corporation and Alan Rae
10	.2(3)	Form of Employment Agreement between O2Diesel Corporation and David Koontz
10	.3(3)(4)	Cooperation agreement between Cognis and AAE
10	.4(5)	Letter dated September 23, 2003 from the California Air Resources Board
10	.5(6)	Form of Subscription Agreement for $2.0 million Private Placement as entered into by and between O2Diesel Corporation and each individual investor
10	.6(6)	Form of Warrant for $2.0 and $3.0 million Private Placements
10	.7(7)	Form of Subscription Agreement for $3.0 million Private Placement as entered into by and between O2Diesel Corporation and each individual investor.
10	.8(8)	Employment Agreement by and between O2Diesel Corporation and Richard Roger.
10	.9(9)	Common Stock and Warrant Purchase Agreement between O2Diesel Corporation and the Purchaser named therein, dated September 20, 2005
10	.10(9)	Form of Warrant for Purchaser.
10	.11(10)	Employment Agreement by and between O2Diesel Corporation and David Shipman.
10	.12(11)	Form of Warrant for Advisors
10	.13(12)	Common Stock and Warrant Purchase Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10	.14(12)	Commercial Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10	.15(12)	Form of Warrant for Abengoa Bioenergy R&D, Inc.
21		Subsidiaries of O2Diesel Corporation (filed herewith)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	.1(13)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004
99	.2(13)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser names therein, dated March 3, 2004
99	.3(14)	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of Washington on March 12, 2004
99	.4(14)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated March 29, 2004.

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K on January 5, 2005, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000, and December 22, 2000, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003, and incorporated herein by reference.

(4)	O2Diesel Corporation applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(5)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, on November 19, 2003, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 23, 2005, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K on June 16, 2005, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 4, 2005, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 5, 2005, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 28, 2005, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K on November 2, 2005, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
     During our fiscal year ended December 31, 2005 Ernst & Young served as the Company’s auditors. Following are the fees billed by Ernst & Young for the fiscal year ended December 31, 2005 and December 31, 2004:

Description	2005	2004
Audit Fees	$260,000	$222,079
Tax Fees	$0	$20,000
Audit Related Fees	$137,000	$0

Total Fees	$397,000	$242,079

In the above table, in accordance with SEC definitions and rules:
•	“Audit fees” are fees paid for professional services for the audit of our consolidated financial statements.

•	“Tax fees” are fees primarily for tax compliance in connection with filing US income tax returns in 2005 and Irish income tax returns in 2004.

“Audit Related fees” are fees billed by Ernst & Young to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.
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
March 30, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ Alan R. Rae	Director and Chief Executive Officer (Principal Executive Officer)	April 11, 2006
Alan R. Rae

/s/ David H. Shipman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 11, 2006
David H. Shipman

/s/ Arthur Meyer	Chairman	April 11, 2006
Arthur Meyer

/s/ David L. Koontz	Director	April 11, 2006
David L. Koontz

/s/ Karim Jobanputra	Director	April 11, 2006
Karim Jobanputra

/s/ Hendrik Rethwilm	Director	April 11, 2006
Hendrik Rethwilm

/s/ E. Holt Williams	Director	April 11, 2006
E. Holt Williams

/s/ Jeffrey Cornish	Director	April 11, 2006
Jeffery Cornish

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the period from October 14, 2000 (inception) through December 31, 2005	F-3

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2005 and 2004 and the period from October 14, 2000 (inception) through December 31, 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from October 14, 2000 (inception) through December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Shareholders of O2Diesel Corporation
We have audited the accompanying consolidated balance sheet of O2Diesel Corporation (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2005 and for the period October 14, 2000 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O2Diesel Corporation at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and for the period October 14, 2000 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s accumulated losses and lack of available working capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 31, 2006

O2Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$1,412,851
Restricted cash	3,553,160
Accounts receivable	13,500
Due from related parties	34,369
Other receivables	119,301
Unbilled appropriations receivable	137,055
Inventory	48,762
Prepaid expenses, deferred charges and deposits	213,787

Total current assets	5,532,785

FURNITURE AND EQUIPMENT
Office furniture equipment	178,621
Fuel and test equipment	155,243

333,864
Less accumulated depreciation	(130,598)

203,266

TOTAL ASSETS	$5,736,051

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$604,324
Accrued expenses	262,473
Due to related party	153,094
Deferred grants	296,096
Deferred marketing program	407,033

Total current liabilities	1,723,020

Long Term Liabilities	—

TOTAL LIABILITIES	1,723,020

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding	155
Common stock: par value of $0.0001; 100,000,000 shares authorized; 46,378,464 issued and outstanding	4,637
Additional paid-in capital	29,480,513
Accumulated other comprehensive income	6,011
Deficit accumulated during the development stage	(25,478,285)

Total stockholders’ equity	4,013,031

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,736,051

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			October 14, 2000
			(inception)
	Years ended December 31,		through
	2005	2004	December 31, 2005
Revenue
Additive Related Revenue	$131,605	127,451	$271,260
Sponsorship Revenue	64,002	—	64,002

Total Revenue	$195,607	$127,451	$335,262

Expenses:
Cost of goods sold	101,277	94,392	206,940
Selling and marketing	1,987,537	1,892,044	6,629,123
Product testing and government grants, net	438,086	305,443	1,372,765
General and administrative	4,468,957	4,744,233	18,132,351

Total operating expense	6,995,857	7,036,112	26,341,179

Operating loss	(6,800,250)	(6,908,661)	(26,005,917)

Other income (expense):
Interest expense	(10,621)	(13,156)	(114,300)
Interest income	32,346	23,295	68,823
Foreign currency gain (loss), net	(48,981)	88,042	103,679
Other income, net	(24,659)	82,466	323,788

Total other income (expense)	(51,915)	180,647	381,990

Loss before benefit for income taxes	(6,852,165)	(6,728,014)	(25,623,927)
Benefit for income taxes	—	—	145,642

Net loss	(6,852,165)	(6,728,014)	(25,478,285)

Deemed dividend to preferred stockholders	(618,872)	—	(618,872)

Net loss allocable to common stockholders	$(7,471,037)	$(6,728,014)	$(26,097,157)

Net loss per common share (basic and diluted)	$(0.22)	$(0.23)	$(1.21)

Weighted average shares of common shares outstanding	34,726,991	29,039,458	46,937,588
Recapitalization resulting from the AAE Technologies International PLC	—	—	(25,285,837)

Weighted average shares of common shares outstanding — giving effect to the recapitalization	34,726,991	29,039,458	21,651,751

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through December 31, 2005
					Common	Additional
	Preferred Stock		Common Stock		Stock	Paid - In
	Shares	Amount	Shares	Amount	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	—	43,008,772	$430,088	$—	$3,603,415
Net loss			—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	1,268,031

Balance at December 31, 2001			67,189,810	671,898	—	4,871,446
Net loss
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	515,657

Balance at December 31, 2002			67,893,092	678,931	—	5,387,103
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	1,132,350	—

Balance at December 31, 2003			28,080,372	2,808	1,132,350	11,745,765
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Comprehensive loss
Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	18,760,144
Net loss	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—		—
Comprehensive loss
Common stock issued for consulting services	—	—	63,750	6	—	63,094
Warrants issued for consulting services	—	—	—	—	—	135,000
Common stock issued at $.70 per share on various dates in 2005	—	—	7,515,981	752	—	4,832,439
Common stock issued at $.7125 per share on various dates in 2005	—	—	3,228,070	322	—	2,090,178
Common stock issued at $.564 per share on various dates in 2005			6,419,840	642		3,599,658

Balance at December 31, 2005	1,550,000	$155	46,378,464	$4,637	—	$29,480,513

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through December 31, 2005

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)
Net loss	—	—	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss				(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)
Net loss			(1,712,803)	(1,712,803)
Foreign currency translation adjustment	—	(74,085)		(74,085)

Comprehensive loss:				(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)
Net loss	—	—	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss				(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000
Common stock issued for consulting services	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945
Net loss	—	—	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss				(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527
Preferred stock issued on various dates during 2004	—	—		5,478,764

Balance at December 31, 2004	—	3,682	(18,626,120)	140,776
Net loss	—	—	(6,852,165)	(6,852,165)
Foreign currency translation adjustment	—	2,329	—	2,329

Comprehensive loss				(6,849,836)

Common stock issued for consulting services	—	—	—	63,100
Warrants issued for consulting services	—	—	—	135,000
Common stock issued at $.70 per share on various dates in 2005	—	—	—	4,833,191
Common stock issued at $.7125 per share on various dates in 2005	—	—	—	2,090,500
Common stock issued at $.564 per share on various dates in 2005				3,600,300

Balance at December 31, 2005	—	$6,011	$(25,478,285)	$4,013,031

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Years Ended December 31,		(inception) through
	2005	2004	December 31, 2005
Cash flows from operating activities
Net loss	$(6,852,165)	$(6,728,014)	$(25,478,285)
Adjustments to reconcile net loss to cash flows used in operating activities:

Depreciation	72,557	39,057	196,637
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Write off of obsolete inventory	5,925		5,925
Write off of equipment	(11,054)	—	(9,516)
Common stock warrants issued for consulting services	158,100	—	203,100
Changes in operating assets and liabilities:			—
Accounts receivable	2,644	(3,940)	(13,500)
Due from/(to) related parties	(17,774)	172,166	118,725

Other receivables	21,869	135,489	(119,301)
Inventory, prepaid expenses and other current assets	(104,865)	(161,296)	(405,529)
Accounts payable	14,578	59,823	604,324
Accrued expenses	(514,840)	(106,765)	262,473
Deferred grants	158,054	72,170	296,096
Deferred marketing program	407,033	—	407,033
Other current liabilities	(95,321)	29,824	(11,158)

Cash flows used in operating activities	(6,755,259)	(6,491,486)	(23,597,861)

Cash flows from investing activities

Restricted cash	(3,553,160)	750,000	(3,553,160)
Purchase of furniture and equipment	(7,096)	(158,089)	(391,129)
Proceeds from sale of furniture & equipment	11,900	—	11,900
Purchase of patent	—	—	(345,115)

Cash flows (used in) provided by investing activities	(3,548,356)	591,911	(4,277,504)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	5,478,764	5,478,764
Net proceeds from follow-on private placement	—	583,527	2,916,027
Net proceeds from issuance of common stock	10,570,002	—	20,893,425
(Repayments) / borrowings of bank debt	(22,104)	22,104	—

Cash flows provided by financing activities	10,547,898	6,084,395	29,288,216

Effect of exchange rate changes on cash	(3,682)	(97,446)	—

Net increase in cash	240,601	87,374	1,412,851

Cash at beginning of period	1,172,250	1,084,876	—

Cash at end of period	$1,412,851	$1,172,250	$1,412,851

Cash Paid for interest	$8,248	$7,700	$104,948

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
O2Diesel’s predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (AAE). On July 15, 2003, O2Diesel acquired all of the issued and outstanding shares of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization. AAE was considered to be the accounting acquirer. Accordingly, the historical financial statements of AAE are considered to be those of O2Diesel for all periods presented.
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
Basis of presentation
The Company’s consolidated financial statements for the year ended December 31, 2005, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2005, the Company had a working capital surplus of $3,809,765 and has accumulated losses of $25,478,285 however $3,553,160 of the working capital is restricted in use to operational costs associated with developing markets in Europe. Further the Company has received notice that it is not in compliance with the listing standards of the American Stock Exchange, (the “AMEX’ or “Exchange”). Management has concluded that additional equity capital must be raised in 2006 in order for the Company to have sufficient cash to both execute its business plan and to be in compliance with the AMEX’s listing standards.
In December 2004, we were notified by the AMEX that O2Diesel was not in compliance with the Exchange’s listing standards. Specifically, because of continuing losses and the fact that our shareholders’ equity had fallen below $2.0 million, we had failed to meet the required listing standards.
In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we shall take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing standards. During this period, we are subject to periodic reviews by the AMEX to confirm that we are meeting the goals set forth in our Plan. As of June 2006, our shareholders’ equity must be $6.0 million or more in order for us to be in compliance with the Exchange’s listing rules. To achieve that level of stockholder’s equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.
The Company believes it needs to raise an additional $7 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards. If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock was to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.
The consolidated financial statements in this report do not include any adjustments to reflect the anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.
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
Restricted Cash
On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million USD which is restricted to operational costs associated with developing markets in Europe. Prior to 2005, restricted cash consisted of cash held in the Company’s bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds associated with the acquisition of AAE were released in equal amounts on October 15, 2003, and January 15, 2004.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, due to/from related parties, other receivables, accounts payable, accrued expenses, deferred marketing program accruals, and deferred grants approximate fair value because of their short-term nature.
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
Depreciation expense recorded in the accompanying Consolidated Statement of Operations was $72,557, $39,057 and $196,637 for the years ending December 31, 2005, and 2004, and the period October 14, 2000 (inception) through December 31, 2005.
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
Revenue Recognition
The Company has developed the CityHome™ program to serve as a key element of its sales/marketing and product demonstration strategy. This program involves the sale of our additive, the receipt of sponsorship fees and the potential sale of advertising space. Revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel. Sponsorship fees will become additional revenue for us and will be recognized as such when a sponsorship agreement is signed and the fees have been invoiced. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in its beginning phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of receipt. We are recognizing the value associated with the advertising space when we enter into a contract arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.
The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of December 31, 2005, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $407,033.
Shipping and Handling Costs
The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statement of operations. Shipping and handling costs for the years ended December 31, 2005, and 2004, and the period October 14, 2000, (inception) through December 31, 2005, were $10,653, $24,498 and $37,092, respectively.
Research and Development Costs
Research and development costs are expensed as incurred. However, the Company receives appropriations from governmental agencies to fund certain of its research and development efforts. The Company evaluates the conditions of each appropriation and either increases revenue, decreases expenses or reduces the cost of fixed assets depending upon the attributes of the underlying grant. Appropriations are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received.
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

Net Loss Per Common Share (Basic and Diluted)
Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share gives effect to all dilutive potential common shares outstanding during the period using the if-converted method. Diluted net loss per share excludes all potential dilutive common shares if their effect is anti-dilutive. The weighted average number of shares used to compute basic and diluted loss per common share is the same since the effect of the dilutive securities is anti-dilutive.
Accounting for Stock-Based Compensation
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company continues to follow APB 25. Under APB 25, if the exercise price of stock options granted equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective, prospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method only relates to the options that were issued prior to January 1, 2006 and have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company anticipates adopting the modified prospective method to account for stock options starting in 2006. The Company estimates the impact of adopting SFAS No. 123(R) will be to record additional compensation expense in 2006 of $501,782.
The Company implemented a Stock Incentive Plan (“the Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options have been approved and granted by the Board of Directors. The Company expects to obtain approval from the Board of Directors during 2006 to increase the number of common shares available for issuance under the Plan in order to effectuate the grant of the remaining stock options committed to plan participants.
Stock options generally vest over three years and will expire 10 years from the effective date. However, the Company has the latitude under the Plan to issue options at various stages of vesting. Once these options are granted by the Board under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.
Statement of Financial Accounting Standards N. 123 (“SFAS No. 123”) requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model for 2005 were an expected life of 3 years, a zero dividend yield, volatility ranging from 59% to 120% (depending on date of grant), and risk free interest rates ranging from 3.39% to 3.96% (depending on date of grant).
For purposes of pro forma disclosures, the estimated fair value of the options is to be amortized over the option’s vesting period. Had compensation costs been determined in 2004 and 2005 based on the fair value at the grant date for awards under this plan consistent with the method of SFAS No. 123, the impact on the Company’s financial results for the years ended December 31, 2004 and December 31, 2005 would have been to record additional compensation cost, thereby increasing net loss allocable to common stockholders by $137,500 in 2004 and $767,285 in 2005. This would have increased the loss per common share allocable to common stockholders for the year ended December 31, 2004 by $.01 while for the year ended December 31, 2005 the effect would have been less than $.02 per common share. The following table displays the pro forma results of recognizing this compensation expense.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
Net Loss Allocable to Common Stockholders	$(7,471,037)	$(6,728,014)

Additional Compensation Expense	$(767,285)	$(137,500)

Pro Forma Net Loss Allocable to Common Stockholders	$(8,238,322)	$(6,865,514)

Pro Forma Net Loss Per Common Share (basic and diluted)	$(0.24)	$(0.24)

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
Foreign Subsidiaries
The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of December 31, 2005, other comprehensive income (loss) included $2,329 of cumulative income from foreign currency translation.
The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. During 2005, the Brazilian subsidiary recognized $5,195  of revenue and at December 31, 2005 had net assets of $86,789. Transactions in Brazil are denominated in and the functional currency is the Brazilian Real. At December 31, 2005, the Brazilian operations had aggregate losses of $1,281,666. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.
On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2005, these subsidiaries incurred no activity and therefore had no profit or loss.
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

3. Government Appropriations
Appropriation from the U.S. Department of Energy (1)
In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,650 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of December 31, 2005, the Company had incurred cumulative costs of $1,380,167 towards completion of the contract, leaving a balance of $659,483 in costs to complete the contract. From the inception of the contract in December 2002 through December 31, 2005, the Company billed NREL $1,034,797 of which $103,856 is included in other receivables as of December 31, 2005. In addition, the Company recorded $69,336 of unbilled receivables at December 31, 2005 under this appropriation.
Appropriation from the U.S. Department of Energy (2)
In 2003, the Company received an appropriation of $1,123,834 to test the Company’s fuel additive under the CARB Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount, or $899,067. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory, which is expected to execute a contract with the Company in the second quarter of 2006. NREL authorized the Company to incur up to $100,000 toward contract activities beginning on December 15, 2005. No expenses were incurred under this contract during 2005.
Appropriation from the U.S. Department of Energy (3)
During 2004 and 2005, the Company has received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company is currently reviewing several possible test projects and expects to grant contracts eligible for the approximately 80% reimbursement by the end of 2006.
Appropriation from the U.S. Department of Defense (1):
In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through December 31, 2005, the Company has received cash in excess of costs incurred of $296,097 and has recorded Deferred Grants at December 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of December 31, 2005. No additional reimbursements are expected from this appropriation.

Appropriation from the U.S. Department of Defense (2):
On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. Billings under this contract are made monthly. As of December 31, 2005, costs totaling $664,781 had been incurred, of which $597,062 had been billed and collected. None of this billing was outstanding as of the year-end. In addition, the Company recorded $67,719 of unbilled receivables at December 31, 2005 under this appropriation. At December 31, 2005 there is $487,938 available for reimbursement under this appropriation.
Appropriation from the U.S. Department of Defense (3):
The Company received an appropriation during 2005 of approximately $910,000 from the Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. No milestones were achieved during 2005 but most are planned for completion during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to EPA for “alternative fuel” status, creating an incentive for federal customers to use the fuel. In January, 2006, the Company billed $230,000 on this project, based on the attained milestone(s) through that date. The milestone attained in January, 2006 consisted of coordinating and planning meetings.
Appropriation from the U.S. Department of Defense (4):
In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2Diesel™. The Company expects to grant contracts for this work during the second and third quarters of 2006. The Company can receive reimbursement from this appropriation of up to the entire $1,100,000.
4. Other Receivables
Other Receivables consisted of the following at December 31, 2005

Clark Creative Group (City Home Sponsorship)	$4,650
Appropriations Receivable	103,856
Reimbursement of patent legal expenses	10,795

$119,301

5. Accrued Liabilities
Accrued liabilities consisted of the following at December 31, 2005

Legal and professional	$232,243
Other	30,230

$262,473

6. Deferred Financing and Business Acquisition Costs
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of December 31, 2005 are as follows:

Net operating loss carryforwards	$7,150,000
Deferred revenue	151,000
Accrued expenses	37,000

Total deferred tax assets	7,338,000
Valuation allowance	(7,338,000)

Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At December 31, 2005, the Company had Federal and state net operating loss carryforwards of approximately $16.2 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of December 31, 2005, the Company had an Irish net operating loss carryforward of approximately $520,000 which can be carried forward indefinitely, and a Brazilian net operating loss of approximately $1,050,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.
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
$2.0 and $3.0 Million Private Placements
In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company’s common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second private placement was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of this transaction, the Company was obligated to comply with certain conditions in connection with the $2.0 million Private Placement and was also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement. Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to seek shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.
Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of its common stock and total proceeds of $1,962,400 before payment of an 8% commission and other expenses. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (the “Board”) confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expense) for the $3.0 million Private Placement, and these transactions are now closed.
In total, the Company received $4,833,192 (after expenses) from the $2.0 million and $3.0 million Private Placements and it issued 7,535,981 shares of its common stock.
Subscribers to both of the Private Placements received one warrant to purchase one additional share of common stock for each two shares of common stock purchased. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and the $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants issued was 3,757,990.

$2.3 Million Private Placement
On September 20, 2005, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.3 million Purchase Agreement”) with a European investor (the “Purchaser”) for 3,228,070 shares of common stock at a purchase price of $0.7125 per share in a private placement for total proceeds of $2,300,000 (the “$2.3 million Private Placement”). As a condition of enforceability of the Purchase Agreement against the Company, the Purchaser was required to fund the purchase price in an escrow account, which funds were received on September 28, 2005.
As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. The warrants expire forty-two months after the date of issuance.
As part of the transaction, the Company agreed to sell up to an additional $700,000 of its common stock with detachable warrants to the Purchaser at a purchase price of $0.7125 per share, or 982,456 shares. This offer expired unexercised on March 20, 2006.
The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisor in connection with this transaction. The warrants expire forty-two months after the date of issuance.
The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of December 31, 2005, the restrictions on 43,750 shares issuable under this contract have lapsed and such shares are freely tradeable.
$3.6 Million Private Placement
On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company’s products. The parties entered into a Common Stock and Warrant Purchase Agreement for 6,419,840 shares of the Company’s common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million at the then current exchange rates. The Company agreed to use these funds exclusively for the development of the European market. The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company’s products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company’s product within the territory.
As part of the transaction, the Company issued warrants to purchase 2,853,262 shares of common stock at an exercise price of $0.85 per share during the period six to forty two months subsequent to the date of issuance or at an exercise price of $1.13 per share during the period forty three to sixty six months after the date of issuance. The warrants expire sixty six months after the date of issuance.
The transaction closed and the funds were received on December 16, 2005.
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
Each share of Series A Preferred Stock is convertible into shares of the Company’s common stock, at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-five percent (25.0%) of the Series A Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series A Preferred Stock will never receive more than 8,000,000 or less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock.
Each share of Series B Preferred Stock is convertible into shares of the Company’s common stock, at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-seven and four tenths percent (27.4%) of the Series B Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series B Preferred Stock will never receive more than 7,500,000 or less than 2,054,795 shares of the Company’s common stock upon conversion of the Series B Preferred Stock.
The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accretes the value of the beneficial conversion feature, through equity and records a deemed dividend to preferred stockholders. For the year ended December 31, 2005, the Company recorded a deemed dividend to preferred shareholders of $618,872 in the consolidated statements of operations.
The purchaser of the Series A Preferred Stock was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series A Fixed Conversion Price.
The purchaser of the Series B Preferred Stock was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series B Fixed Conversion Price.
Options/Restricted Shares
At December 31, 2005, the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees, consultants and directors, of which 5,950,000 options have been approved and granted by the Board of Directors. Upon approval and award of options by the Board of Directors, the Company expects to issue the additional committed options to the following groups:

Directors	200,000
Officers	600,000
Employees & Consultants	1,000,000

1,800,000
In accordance with the Plan, the Company expects the options to be awarded at various stages of vesting.

The following table shows the outstanding options granted under the 2004 Stock Incentive plan

		Weighted	Weighted Average
		Average	Remaining Contractual
	Shares	Exercise Price	Term
Outstanding at January 1, 2004	500,000	$1.50

Granted in 2005	5,450,000	$1.50	9.8

Exercised in 2005

Forfeited or Expired

Outstanding at December 31, 2005	5,950,000	$1.50	9.7

Exercisable at December 31, 2005	5,950,000	$1.50	9.7

Restricted Stock Awards
On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year. In exchange for services, the Company will pay the consultant $7,290 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. In connection with the award, the Company recognized $30,500 of consulting expense in 2005. Pursuant to the terms of the consulting agreement, 75,000 shares of the restricted stock is earned by the consultant ratably over the term of the agreement.
Warrants
A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 should certain sales targets be achieved. The warrant was to expire on July 10, 2006. None of the sales targets were achieved under the Distribution Agreement and as of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel’s common stock at a price of $2.00 per share. The warrant expires on May 5, 2007.
The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of December 31, 2005:

Common Shares Outstanding		46,378,464

Reserved For Future Issuance
Options Granted to officer and director	5,950,000
Options Promised Directors, Employees and Consultants	1,800,000
Unvested Restricted stock to employees and consultants	556,250
If Converted Preferred Stock	15,500,000
Warrants	11,913,006	35,719,256

Total shares issued and outstanding and reserved for future issuance		82,097,720
In early January, the Company issued 100,000 shares of restricted common stock as compensation for a consultant who performed investor relations work under a one year contract ending September 20, 2006. At December 31, 2005, the restrictions on 43,750 shares issuable under this contract had lapsed and such shares were freely tradeable. As of March 31, 2006, an additional 18,000 shares had lapsed and were freely tradeable under this contract. In early February, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.35 per share. As of February 27, 2006, the Company had received commitments to exercise warrants representing 1,864,035 shares. In addition, the Company offered the European investor in the $2.3 million Private Placement the opportunity to purchase 982,456 additional shares and 491,228 additional warrants. This offer expired unexercised March 20, 2006. The net effect of these transactions reduced the total shares issued and outstanding and reserved for future use to 80,624,036 as of March 31, 2006.

9. Related Party Transactions
A company formerly controlled by the Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month to the Company’s Irish subsidiary. For the years ending December 31, 2005, and 2004, and for the period October 14, 2000, (inception) through December 31, 2005, the Company paid $28,597, $31,332, and $161,895, respectively to the company controlled by the former Chairman. At December 31, 2005, $2,451 was payable to this related party.
Included in receivables due from related parties at December, 31, 2005 is $34,369 which is related to travel advances made to employees.
The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. During 2005 and 2004, $204,483 and $86,901 of expenses were incurred from these related parties.
11. Commitments
Operating leases
The Company leases certain office equipment under agreements that are accounted for as operating leases. As at December 31, 2005, future minimum lease payments under non-cancelable operating leases were as follows:
Operating Leases

2006	$94,015
2007	83,775
2008	78,680

Total	$256,470

Rent expense under the leases with unrelated parties for the years ended December 31, 2005, and 2004, and the period October 14, 2000, (inception) through December 31, 2005, were $91,642, $76,271 and $172,175 respectively.
Truck Loan
On November 4, 2004, the Company purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase the Company financed $23,000 of the purchase price with a bank. The loan was secured by the truck. The note bears interest at 7.00 % and was payable in 24 monthly installments of $1,031 with the final payment due in November of 2006. The Company disposed of the truck in November, 2005 and received proceeds of $11,900 which were used to pay off the balance of the loan.

O2Diesel Corporation
(A Development Stage Company)

Exhibit Number		Description

3	.1(1)	Certificate of Incorporation
3	.2(1)	Bylaws
4	.1(2)	Specimen Stock Certificate
10	.1(3)	Form of Employment Agreement between O2Diesel Corporation and Alan Rae
10	.2(3)	Form of Employment Agreement between O2Diesel Corporation and David Koontz
10	.3(3)(4)	Cooperation agreement between Cognis and AAE
10	.4(5)	Letter dated September 23, 2003 from the California Air Resources Board
10	.5(6)	Form of Subscription Agreement for $2.0 million Private Placement as entered into by and between O2Diesel Corporation and each individual investor
10	.6(6)	Form of Warrant for $2.0 and $3.0 million Private Placements
10	.7(7)	Form of Subscription Agreement for $3.0 million Private Placement as entered into by and between O2Diesel Corporation and each individual investor.
10	.8(8)	Employment Agreement by and between O2Diesel Corporation and Richard Roger.
10	.9(9)	Common Stock and Warrant Purchase Agreement between O2Diesel Corporation and the Purchaser named therein, dated September 20, 2005
10	.10(9)	Form of Warrant for Purchaser.
10	.11(10)	Employment Agreement by and between O2Diesel Corporation and David Shipman.
10	.12(11)	Form of Warrant for Advisors
10	.13(12)	Common Stock and Warrant Purchase Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10	.14(12)	Commercial Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10	.15(12)	Form of Warrant for Abengoa Bioenergy R&D, Inc.
21		Subsidiaries of O2Diesel Corporation (filed herewith)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99	.1(13)	Certificate of Designation of the Rights and Preferences of Series A 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of the State of Washington on March 2, 2004
99	.2(13)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser names therein, dated March 3, 2004
99	.3(14)	Certificate of Designation of the Rights and Preferences of Series B 0% Convertible Preferred Stock of O2Diesel Corporation filed with the Secretary of State of Washington on March 12, 2004
99	.4(14)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated March 29, 2004.

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K on January 5, 2005, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000, and December 22, 2000, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003, and incorporated herein by reference.

(4)	O2Diesel Corporation applied for, and was granted on February 25, 2004, confidential treatment with respect to certain portions of this agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(5)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, on November 19, 2003, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 23, 2005, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K on June 16, 2005, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 4, 2005, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 5, 2005, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 28, 2005, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K on November 2, 2005, and incorporated herein by reference.

(13)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.