Form 10QSB
period 2006-03-31
O2DIESEL CORP
filed 2006-05-15
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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
As of May 8, 2006, the registrant had 72,465,415 shares of Common Stock,
$0.0001 par value per share, issued and outstanding
Transitional Small Business Disclosure Format (check one) Yes  ☐   No  ☑

O2DIESEL CORPORATION
FOR THE QUARTER ENDED March 31, 2006
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

O2Diesel Corporation
(A Development Stage Company)
PART I. FINANCIAL INFORMATION
ITEM 1.
Consolidated Balance Sheet
March 31, 2006

ASSETS
CURRENT ASSETS
Cash	$510,836
Restricted cash	3,619,281
Accounts receivable	6,750
Due from related parties	37,981
Other receivables	169,758
Unbilled appropriations receivable	71,069
Inventory	185,388
Prepaid expenses, parts and deposits	217,146

Total current assets	4,818,209

FURNITURE AND EQUIPMENT
Office furniture equipment	188,684
Fuel and test equipment	184,056

372,740
Less accumulated depreciation	(151,102)

221,638

TOTAL ASSETS	$5,039,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$762,620
Accrued expenses	193,592
Due to related parties	240,437
Deferred grants	495,195
Deferred marketing program	342,222
Other current liabilities	882

Total current liabilities	2,034,948

TOTAL LIABILITIES	2,034,948

STOCKHOLDERS’ EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; 1,550,000 issued and outstanding	155
Common stock: par value of $0.0001; 100,000,000 shares authorized; 48,261,249 issued and outstanding	4,826
Additional paid-in capital	30,463,672
Unearned compensation	(275,675)
Accumulated other comprehensive income	7,992
Deficit accumulated during the development stage	(27,196,071)

Total stockholders’ equity	3,004,899

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,039,847

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			October 14, 2000
			(inception)
	Three months ended March 31,		through
	2006	2005	March 31, 2006
Revenue
Additive Related Sales	$38,125	$15,244	$309,385
Sponsorship Income	12,747	—	76,749

	50,872	15,244	386,134

Expenses:
Cost of goods sold	28,085	9,501	235,025
Selling and marketing	244,850	434,210	6,873,973
Product testing and government grants, net	37,337	160,724	1,410,102
General and administrative	1,526,213	1,093,916	19,658,564

Total operating expense	1,836,485	1,698,351	28,177,664

Operating loss	(1,785,613)	(1,683,107)	(27,791,530)

Other income (expense):
Interest (expense)	(1,645)	(6,298)	(115,945)
Interest income	3,177	2,938	72,000
Foreign currency gain, net	69,592	—	173,271
Other (expense)/income, net	(3,297)	(454)	320,491

Total other income (expense)	67,827	(3,814)	449,817

Loss before provision (benefit) for income taxes	(1,717,786)	(1,686,921)	(27,341,713)

Benefit for income taxes	—	—	145,642

Net loss	(1,717,786)	(1,686,921)	(27,196,071)

Deemed dividend to preferred shareholders	(3,325,199)	—	(3,944,071)

Net loss allocable to common stockholders	$(5,042,985)	$(1,686,921)	$(31,140,142)

Net loss per common share (basic and diluted)	$(0.11)	$(0.06)	$(0.99)

Weighted average shares of common shares outstanding	46,891,018	29,150,823	55,520,921
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	—	(24,127,707)

Weighted average shares of common shares outstanding — giving effect to the recapitalization	46,891,018	29,150,823	31,393,214

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through March 31, 2006

						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	$—	43,008,772	$430,088	$—	$—	$3,603,415
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	—	1,268,031

Balance at December 31, 2001	—	—	67,189,810	671,898	—	—	4,871,446
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	—	515,657

Balance at December 31, 2002	—	—	67,893,092	678,931	—	—	5,387,103
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	—	1,132,350	—

Balance at December 31, 2003	—	—	28,080,372	2,808	—	1,132,350	11,745,765
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	—	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	—	18,760,144
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued for consulting services	—	—	63,750	6	—	—	63,094
Warrants issued for consulting services	—	—	—	—	—	—	135,000
Common stock issued at $0.70 per share on various dates in 2005	—	—	7,515,981	752	—	—	4,832,439
Common stock issued at $0.7125 per share on various dates in 2005	—	—	3,228,070	322	—	—	2,090,178
Common stock issued at $0.564 per share on various dates in 2005	—	—	6,419,840	642	—	—	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	—	—	29,480,513
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued via exercise of warrants on various dates in 2006	—	—	1,864,035	187	—	—	592,505
Common stock issued for consulting services	—	—	18,750	2	—	—	14,623
Fair value of unvested stock options upon adoption of SFAS 123 R	—	—	—	—	(376,031)	—	376,031
Amortization of unearned compensation	—	—	—	—	100,356	—	—

Balance at March 31, 2006	1,550,000	$155	48,261,249	$4,826	$(275,675)	—	$30,463,672

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through March 31, 2006

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders’
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$(4,138,684)	$(105,181)
Net loss	—	—	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	—	(4,476)	—	(4,476)

Comprehensive Loss	—	—	—	(1,411,185)

Common stock issued on various dates during 2001	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	(5,545,393)	(6,525)
Net loss	—	—	(1,712,803)	(1,712,803)
Foreign currency translation adjustment	—	(74,085)	—	(74,085)

Comprehensive loss:	—	—	—	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	(7,258,196)	(1,270,723)
Net loss	—	—	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	—	179,689	—	179,689

Comprehensive loss	—	—	—	(4,050,607)

Common stock issued on various dates during 2003	—	—	—	125,000
Common stock issued for consulting services	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945
Net loss	—	—	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	—	(97,446)	—	(97,446)

Comprehensive loss	—	—	—	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	583,527
Preferred stock issued on various dates during 2004	—	—	—	5,478,764

Balance at December 31, 2004	—	3,682	(18,626,120)	140,776
Net loss	—	—	(6,852,165)	(6,852,165)
Foreign currency translation adjustment	—	2,329	—	2,329

Comprehensive loss	—	—	—	(6,849,836)

Common stock issued for consulting services	—	—	—	63,100
Warrants issued for consulting services	—	—	—	135,000
Common stock issued at $0.70 per share on various dates in 2005	—	—	—	4,833,191
Common stock issued at $0.7125 per share on various dates in 2005	—	—	—	2,090,500
Common stock issued at $0.564 per share on various dates in 2005	—	—	—	3,600,300

Balance at December 31, 2005	—	6,011	(25,478,285)	4,013,031
Net Loss	—	—	(1,717,786)	(1,717,786)
Foreign currency translation adjustment	—	1,981	—	1,981

Comprehensive loss	—	—	—	(1,715,805)

Common stock issued via exercise of warrants on various dates in 2006	—	—	—	592,692
Common stock issued for consulting services	—	—	—	14,625
Fair value of unvested stock options upon adoption of SFAS 123 R	—	—	—	—
Amortization of unearned compensation	—	—	—	100,356

Balance at March 31, 2006	—	$7,992	$(27,196,071)	$3,004,899

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Three Months Ended March 31,		(inception) through
	2006	2005	March 31, 2006
Cash flows from operating activities
Net loss	$(1,717,786)	$(1,686,921)	$(27,196,071)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	20,916	16,110	217,553
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Write off of obsolete inventory	—	—	5,925
Loss(Gain) on sale/disposal of furniture & equipment	850	—	(8,666)
Non cash contributions	1,564	—	1,564
Common stock and warrants issued for consulting services	14,625	—	217,725
Amortization of unearned compensation	100,356	—	100,356
Changes in operating assets and liabilities:
Accounts receivable	6,750	12,717	(6,750)
Due from/(to) related parties	83,731	61,700	202,456
Other receivables	(50,457)	63,529	(169,758)
Inventory, prepaid expenses and other current assets	(73,999)	45,812	(479,528)
Accounts payable	158,296	(90,139)	762,620
Accrued expenses	(68,881)	3,350	193,592
Deferred grants	199,099	73,097	495,195
Deferred marketing program	(64,811)	—	342,222
Other current liabilities	882	141,306	(10,276)

Cash flows used in operating activities	(1,388,865)	(1,359,439)	(24,986,726)

Cash flows from investing activities
Restricted cash	(66,121)	—	(3,619,281)
Purchase of furniture and equipment	(41,702)	(3,395)	(432,831)
Proceeds from sale of furniture & equipment	—	—	11,900
Purchase of patent	—	—	(345,115)

Cash flows used in investing activities	(107,823)	(3,395)	(4,385,327)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	—	5,478,764
Net proceeds from private placement	—	1,299,517	2,916,027
Net proceeds from issuance of common stock	592,692	—	21,486,117
(Repayments) / borrowings of bank debt	—	(2,508)	—

Cash flows provided by financing activities	592,692	1,297,009	29,880,908

Effect of exchange rate changes on cash	1,981	(839)	1,981

Net (decrease) increase in cash	(902,015)	(66,664)	510,836

Cash at beginning of period	1,412,851	1,172,250	—

Cash at end of period	$510,836	$1,105,586	$510,836

Cash paid for interest	$1,645	$1,878	$106,593

Cash paid for income taxes	None	None	None
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
On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 45,985,710 shares of the Company’s common stock so that the total number of shares approved for listing is now 92,504,608. Our shares began to trade on the exchange on July 1, 2004.
Basis of Presentation
The Company’s unaudited consolidated financial statements for the three months ended March 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2006, the Company had working capital of $2,783,261 and had accumulated losses of $27,196,071. Further, management received notice in December 2004 from the AMEX that the Company was not in compliance with the listing standards of the Exchange, because it lacked the requisite amount of stockholders’ equity. In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing rules. To achieve that level of stockholder’s equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the Plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.
The Company believes it needs to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.
As described under the “Warrants” section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements.
As described more fully in footnote 11 (Subsequent Events), the Company closed two private placements on April 27, 2006 totaling $6.5 million as part of this effort. If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.
The consolidated financial statements in this report do not include any adjustments to reflect the anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
$2.0 and $3.0 Million Private Placements
In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company’s common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of the Company’s common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, the Company was obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and the Company was also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.
The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.
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
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (the “Board”) confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expenses) for the $3.0 million Private Placement, and these transactions are now closed.
In total the Company received $4,833,191 (after expenses) from the Private Placements and it issued 7,515,981 shares of its common stock.
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
As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance of the underlying shares. The warrants expire forty-two months after the date of issuance. The Purchaser’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.
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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of March 31, 2006, the restrictions on 62,500 shares issued under this contract have lapsed and such shares were earned and able to be sold.
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
Warrants
On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2006 and 2005 cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.
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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
Furniture and Equipment and Depreciation
Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of fixed assets are as follows:
Office furniture and equipment: 3 to 5 years
Fuel and test equipment: 5 years
Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $20,916 and $16,110, respectively for the three months ended March 31, 2006 and 2005, and was $217,553, respectively for the period October 14, 2000 (inception) through March 31, 2006.
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
Revenue Recognition
The Company sells its product directly to its customers and revenue is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel.
The Company has developed the CityHome™ program to serve as a key element of its sales/marketing and product demonstration strategy. This program involves the sale of our additive, the receipt of sponsorship fees and the potential sale of advertising space. As with other customers, revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel. Sponsorship fees will become additional revenue for us and will be recognized as such over the period of the contract when a sponsorship agreement is signed and the fees have been invoiced. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in its beginning phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of receipt. We are recognizing the value associated with the advertising space when we enter into a contract arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.
The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of March 31, 2006, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $342,222. The Company recorded $19,273 in costs for the CityHome™ initiatives in excess of sponsorship fees during the quarter ended March 31, 2006 and $135,732 and $889,247 of costs in excess of sponsorship fees for CityHome™ initiatives for the quarter ended March 31, 2005 and for the October 14, 2000 (inception) through March 31, 2006, respectively.
Shipping and Handling Costs
The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $2,937 for the three months ended March 31, 2006 and were $1,967 and $40,029 respectively for the three months March 31, 2005 and for the period October 14, 2000 (inception) through March 31, 2006.
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $500,000 for the year ended December 31, 2003, and $450,000 for the period October 14, 2000 (inception) to December 31, 2004. There were no advertising expenditures in the quarter ended March 31, 2006, or in 2005, 2004 or prior to 2003. In 2004, the Company terminated the contract and recovered $50,000 of the expense.
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
Accounting for Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (SFAS 123) previously provided companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, if the exercise price of the stock options granted equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2006 is $100,356 higher than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25.
Prior to January 1, 2006, the Company’s share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Intrepretations, as permitted by FASB Statement No. 123, “Accounting for Stock –Based Compensation”, (SFAS 123). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB Opinion 25 for certain options granted to non-employees of the Company based upon the intrinsic value.
The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options have been approved and granted by the Board of Directors. As of March 31, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Another employee received a new promise for 200,000 options, resulting in net commitments from the Company of 7,350,000 options to purchase common stock. The Company expects to obtain approval from the shareholders during 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options promised to plan participants.
Stock options generally vest over three years and will expire 10 years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting. Once these options are granted by the Board under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) required pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model for 2005 were an expected life of 3 years, a zero dividend yield, volatility ranging from 59% to 120% (depending on date of grant), and risk free interest rates ranging from 3.39% to 3.96% (depending on date of grant).
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

Three Months
Ended
March 31, 2005
Net Loss Allocable to Common Shareholders	$(1,686,921)

Additional Compensation Expense	$(306,914)

Pro Forma Net Loss Allocable to Common Shareholders	$(1,993,835)

Pro Forma Net Loss Per Common Share (basic and diluted)	$(0.07)
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
Foreign Subsidiaries
The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of March 31, 2006, accumulated other comprehensive income included $7,992 of cumulative income from foreign currency translation.
The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. During the three months ending March 31, 2006, the Brazilian subsidiary did not recognize any revenue and at March 31, 2006 had net assets of $59,157. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At March 31, 2006, the Brazilian operations had aggregate losses of $1,399,981. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
In conjunction with the $3.6 million Private Placement, the Company maintained a deposit account of approximately 3.0 € in its Irish subsidiary. For the three months ended March 31, 2006, the Company recorded a foreign currency gain of $69,592 as a result of this holding.
On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2005 and for the three months ended March 31, 2006, these subsidiaries incurred no activity and therefore had no profit or loss.
Segment Reporting
The Company is a development stage company and has not made sales of its products in commercial volumes. Management believes that the Company currently operates and manages the business as one business segment.
Impairment of Intellectual Property Rights
Prior to the fourth quarter of 2002, the Company was pursuing the marketability of a technology it had acquired for $424,659. In December, 2002, the Company determined that the related product was no longer commercially viable and would no longer be pursued. As a result of this decision, it was determined that the asset would not be recoverable as there was no alternative market for the technology. Accordingly, the net book value of $345,115 was charged to general and administrative expenses during 2002.
Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows presented herein from inception (October 14, 2000) through March 31, 2006 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2006. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2005 previously filed with the Securities and Exchange Commission.
3. Government Appropriations
Appropriation from the U.S. Department of Energy (1)
In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of March 31, 2006, the Company had incurred cumulative costs of $1,518,892 towards completion of the contract, leaving a balance of $520,759 in costs to complete the contract. From the inception of the contract in December 2002 through March 31, 2006, the Company billed NREL $1,168,624 of which $117,767 is included in other receivables as of March 31, 2006. In addition, the Company recorded $46,490 of unbilled receivables at March 31, 2006 under this appropriation.
Appropriation from the U.S. Department of Energy (2)
In 2003, the Company received an appropriation of $1,123,834 to test the Company’s fuel additive under the CARB Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount, or $899,067. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory, which is expected to execute a contract with the Company in the second quarter of 2006. NREL authorized the Company to incur up to $100,000 toward contract activities beginning on December 15, 2005. No expenses were incurred under this contract during 2005 and approximately $90,000 of expenses were incurred during the three months ended March 31, 2006. Since the company does not have a signed contract and therefore has not invoiced NREL as of March 31, 2006, the company has not included this future unbilled appropriation as an asset as of March 31, 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
Appropriation from the U.S. Department of Energy (3)
During 2004 and 2005, the Company has received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company is currently reviewing several possible test projects and expects to grant subcontracts eligible for the approximately 80% reimbursement by the end of 2006.
Appropriation from the U.S. Department of Defense (1)
In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through March 31, 2006, the Company has received cash in excess of costs incurred of $296,096 and has recorded Deferred Grants at March 31, 2006 in the Consolidated Balance Sheet. All amounts billed had been received as of March 31, 2006. No additional reimbursements are expected from this appropriation.
Appropriation from the U.S. Department of Defense (2)
On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. Billings under this contract are made monthly. As of March 31, 2006, costs totaling $712,314 had been incurred; of which $687,734 had been billed of which $41,196 is included in other receivables as of March 31, 2006. In addition, the Company recorded $24,579 of unbilled receivables at March 31, 2006 under this appropriation. At March 31, 2006 there is $372,686 available in costs to complete the contract.
Appropriation from the U.S. Department of Defense (3)
The Company received an appropriation during 2005 of approximately $910,000 from the Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. No milestones were achieved during 2005 but most are planned for completion during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to EPA for “alternative fuel” status, creating an incentive for federal customers to use the fuel. In January, 2006, the Company billed $230,000 on this project, based on the attained milestone(s) through that date. The milestone attained in January, 2006 consisted of coordinating and planning meetings. Through March 31, 2006, the Company has recorded expenses of $30,901 against this contract and received cash in excess of costs of $199,099 and has recorded Deferred Grants at March 31, 2006 in the Consolidated Balance Sheet. All amounts billed had been received as of March 31, 2006.
Appropriation from the U.S. Department of Defense (4)
In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2Diesel™. The Company expects to receive a contract for this amount during the second or third quarter of 2006, and to begin the work immediately. The Company can receive reimbursement from this appropriation of up to the entire $1,100,000.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
4. Other Receivables

March 31, 2006
Other Receivables

ITC Appropriation	$41,196
NREL Appropriation	117,767
Reimbursement of patent legal expenses	10,795

$169,758

5. Accrued Expenses

March 31, 2006
Accrued Liabilities
Legal and professional	$67,243
Investor Relations	45,193
Other	81,156

$193,592

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
7. Income Taxes
No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses. The income tax benefit reflected in the accompanying consolidated statement of operations is the current benefit recognized in Ireland for the periods presented.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of March 31, 2006:

Income taxes
Net operating loss carryforwards	$7,570,000
Deferred revenue	235,000
Accrued expenses	175,000

Total deferred tax assets	7,980,000
Valuation allowance	(7,980,000)

Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At March 31, 2006, the Company had Federal and state net operating loss carryforwards of approximately $16.5 million for income tax purposes. If not used, these carryforwards expire through 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of March 31, 2006, the Company had an Irish net operating loss carryforward of approximately $520,000 which can be carried forward indefinitely, and a Brazilian net operating loss of approximately $1,175,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company’s shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (the “Board”) confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expenses) for the $3.0 million Private Placement, and these transactions are now closed.
In total, the Company received $4,833,191 (after expenses) from the $2.0 million and $3.0 million Private Placements and it issued 7,515,981 shares of its common stock.
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
The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of March 31, 2006, the restrictions on 62,500 shares issued under this contract have lapsed and such shares were earned and able to be sold.
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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
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
The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these preferred stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. For the three month period ended March 31, 2006, the Company recorded a deemed dividend to preferred shareholders of $3,325,199 and for the period October 14, 2000 (inception) through March 31, 2006 the Company recorded deemed dividends to preferred shareholders of $3,944,071 in the consolidated statements of operations. The Company anticipates that the deemed dividends associated with this instrument will be $2,255,934 for the three months ending June 30, 2006.
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
In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
Warrants
A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 per share should certain sales targets be achieved. The warrant was to expire on July 10, 2006. None of the sales targets have been achieved under the Distribution Agreement and as of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel’s common stock at a price of $2.00 per share, which expires on May 5, 2007.
On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock.
Options
The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Incentive Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options have been approved and granted by the Board of Directors. As of March 31, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Another employee received a new promise for 200,000 options, resulting in net commitments from the Company of 7,350,000 options to purchase common stock. The Company expects to obtain approval from the shareholders during 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options committed to plan participants.
Upon approval and award of options by the Board of Directors, the Company expects to issue the additional committed options to the following groups:

Director	200,000
Employees & Consultants	1,200,000

1,400,000
In accordance with the Incentive Plan, the Company expects the options to be awarded at various stages of vesting.
The following table shows the outstanding options granted under the 2004 Stock Incentive Plan:

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50
Granted in 2005	5,450,000	$1.50	9.8
Exercised in 2005
Forfeited or Expired
Outstanding at December 31, 2005	5,950,000	$1.50	9.7
Granted During the Three Months Ended March 31, 2006
Exercised During the Three Months Ended March 31, 2006
Forfeited or Expired
Outstanding at March 31, 2006	5,950,000	$1.50	9.4

Exercisable at March 31, 2006	5,950,000	$1.50	9.4
Restricted Stock Awards
On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year. In exchange for services, the Company will pay the consultant $7,290 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. In connection with the stock award, the Company recognized $30,500 of consulting expense in 2005. Pursuant to the terms of the consulting agreement, 75,000 shares of the restricted stock is earned by the consultant ratably over the term of the agreement. As of March 31, 2006, the restrictions on 62,500 shares issued under this contract have lapsed and such shares were earned and able to be sold.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of March 31, 2006:

Common Shares Outstanding		48,261,249

Reserved For Future Issuance
Options Granted to officers and directors	5,950,000
Options Promised Director, Employees and Consultants	1,400,000
Unvested Restricted stock to employees and consultants	537,500
If Converted Preferred Stock	15,500,000
Warrants	8,575,288	31,962,788

Total shares issued and outstanding and reserved for future issuance		80,224,037
In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock. In addition, on April 6, 2006, the Company entered into two private placement agreements for the issuance of 13,000,000 shares of common stock. The net effect of these transactions increased the total shares issued and outstanding and reserved for future use to 93,224,037 as of March 31, 2006.
9. Related Party Transactions
A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company has not paid anything but accrued $7,500 for the three months ended March 31, 2006 and paid $8,235, and $164,346 respectively for the three months ended March 31, 2005 and for the period October 14, 2000 (inception) through March 31, 2006, to the company controlled by the former Chairman.
Included in receivables due from related parties at March 31, 2006 is $37,981 which is related to travel advances made to employees.
The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. For the three months ended March 31, 2006, March 31, 2005 and the period October 14, 2000 (inception) through March 31, 2006 the Company incurred expenses from these contracts of $57,101, $120,099 and $348,485, respectively.
10. Commitments
Operating leases
The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of March 31, 2006, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:
Operating Leases

2006	$70,274
2007	83,775
2008	78,680

Total	$232,729

Rent expense under the leases with unrelated parties was $26,299 for the three months ended March 31, 2006 and was $19,583 and $198,474 for the three months ended March 31, 2005 and for the period October 14, 2000 (inception) through March 31, 2006.
Truck Loan
On November 4, 2004, the Company purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase, the Company financed $23,000 with a local bank, and the loan was secured by the truck. The note bore interest at 7.00 % and was payable in 24 monthly installments of $1,031 with the final payment due in November 2006. The Company disposed of the truck in November 2005 and received proceeds of $11,900 which were used to pay off the balance of the loan.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
11. Subsequent Events
On April 6, 2006, the Company entered into two separate agreements with two European investors to provide funding for continued support of the Company’s commercialization efforts. In the first agreement, the parties entered into a Common Stock and Warrant Purchase Agreement for 5,333,333 shares of the Company’s common stock in a private placement at a purchase price of $0.75 per share. Total proceeds were $4,000,000.
As part of the transaction, the Company issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period six to forty two months subsequent to the date of issuance. The warrants expire forty-eight months after the date of issuance. The investors’ obligations to purchase the shares are subject to the Company satisfying certain additional conditions. This transaction closed on April 27, 2006.
In the second agreement, the parties entered into a Common Stock and Warrant Purchase Agreement for 3,333,333 shares of the Company’s common stock in a private placement at a purchase price of $0.75 per share. Total proceeds were $2,500,000. As part of the transaction, the Company issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period six to forty two months subsequent to the date of issuance. The warrants expire forty-eight months after the date of issuance. The investors’ obligations to purchase the shares are subject to the Company satisfying certain additional conditions. This transaction closed on April 27, 2006.
The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company’s Common Stock during the period of negotiations for these private placements.
The common stock and the warrants were issued to accredited investors in transactions that are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act.
In April, 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
Business Plan
Overview
The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through March 31, 2006.
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
Subsequent to the Offer and during 2003, the Company undertook an effort to raise an additional $3.5 million through a follow-on private placement. Pursuant to the follow-on financing, the Company issued 1,025,784 shares of its common stock at $1.50 per share for total proceeds of $1,535,877. The follow-on placement was closed as of March 31, 2004.
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
The Series A and B Preferred Stock may be converted at the option of the holder at any time following two years from the closing dates for the purchases of the preferred shares, which were March 3, 2004 and March 29, 2004, respectively. Except as specified in the Certificates of Designation, neither the holders of the Series A and Series B Preferred Stock nor the Company may demand that the preferred shares be redeemed. In the event that the Company engages in a transaction or a series of transactions that cause it to consolidate or merge with or into another entity, or permit any other entity to consolidate or merge with or into it, or undergo a change in control, the Company may demand that the holders convert all shares of the Series A and B Preferred Stock into shares of the Company’s common stock. If the holders do not comply with such demand, the Company may redeem all shares of the Series A and B Preferred Stock at the Stated Value.
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

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
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
The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. For the three month period ended March 31, 2006, the Company recorded a deemed dividend to preferred shareholders of $3,325,199 and for the period October 14, 2000 (inception) through March 31, 2006 the Company recorded deemed dividends to preferred shareholders of $3,944,071 in the consolidated statements of operations. The Company anticipates that the deemed dividends associated with this instrument will be $2,255,934 for the three months ending June 30, 2006.
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
In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.
On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 45,985,710 more shares of our common stock so that the total number of shares approved for listing is 92,504,608. Our shares began to trade on the Exchange on July 1, 2004.
On December 29, 2004, the Company consummated a merger (the “Reincorporation Merger”) with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation (“O2Diesel Delaware”), in order to reincorporate in the State of Delaware (the “Reincorporation”). The Reincorporation Merger was affected pursuant to an Agreement and Plan of Merger entered into between the Company and O2Diesel Delaware on December 29, 2004. The Reincorporation was submitted to a vote of, and approved by, the Company’s shareholders at its annual meeting held on August 16, 2004. As a result of the Reincorporation, the legal domicile of the Company is now Delaware. The merger became effective on December 31, 2004.
The Company’s audited consolidated financial statements for the year ended December 31, 2005, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2005 audited consolidated financial statements to highlight that the Company’s accumulated losses and working capital deficit raised substantial doubt about the Company’s ability to continue as a going concern.
The Company’s unaudited financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2006, the Company had a working capital surplus of $2,783,261 and had accumulated losses of $27,196,071.
Further, the Company was notified in December 2004 by the AMEX that it was no longer in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders’ equity. AMEX requires that minimum levels of stockholders’ equity be maintained. O2Diesel was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel must have stockholders’ equity of $6.0 million by June 2006 and maintain this level going forward.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing rules. To achieve that level of stockholders’ equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005 the Company determined that it could not meet certain conditions of the Plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.
The Company believes it needs to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.
As described later in this section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements. In addition, as described more fully in the section “Subsequent Changes in Securities”, the Company closed two private placements totaling $6.5 million as part of this effort.
If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.
The consolidated financial statements in this report do not include any adjustments to reflect the anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.
In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company’s common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of the Company’s common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, the Company was obligated to comply with certain conditions in connection with the $2.0 million Private Placement, and the Company was also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement.
The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares to be issued in conjunction with the $2.0 million Private Placement.
Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of our common stock for total proceeds of $1,962,400, before payment of an 8% commission and other expenses. The parties subscribing to these shares agreed to waive certain of the conditions to permit the transaction to be closed as to their respective subscriptions. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares. A final closing for the remaining 888,285 shares was held on May 20, 2005.
On June 10, 2005, the Company held an initial closing for the $3.0 million Private Placement covering 4,583,973 shares of its common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of our common stock and funds of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that the Company obtain shareholder approval to issue these shares, and this was approved by the Company shareholders at our annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand our senior management team, and the Company did so by creating the position of Chief Operating Officer and President. The Board of Directors (the “Board”) confirmed that both of these two conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expenses) for the $3.0 million Private Placement, and these transactions are now closed.
In total, the Company received $4,833,191 (after expenses) from the Private Placements and it issued 7,515,981 shares of its common stock.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
Subscribers to both the Private Placements received, for each two shares of common stock, one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the $2.0 million Private Placement and $3.0 million Private Placement, respectively. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement. The total number of warrants to be issued was 3,757,990.
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
As part of the transaction, the Company agreed to sell up to an additional $700,000 of its common stock with detachable warrants to the Purchaser at a purchase price of $0.7125 per share for 982,456 shares. The offer expired unexercised on March 20, 2006.
The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisor in connection with this transaction. The warrants expire forty-two months after the date of issuance.
The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 30, 2006. As of March 31, 2006, the restrictions on 62,500 shares issuable under this contract have lapsed and such shares were earned and able to be traded.
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
On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock.
Operations
During the first quarter of 2006, we continued our efforts to generate sales to our targeted fleet customers in the U.S. and Brazil. At the same time, we also continued to devote significant resources to our CityHome™ marketing program as a means of accelerating sales under this initiative. CityHome is a marketing and sales initiative directed at municipal transit agencies across the United States. This program stresses the environmental benefits of our fuel and is designed to allow transit authorities to purchase O2Diesel™ for the same price that they would otherwise pay for regular diesel fuel. All additional costs of the program are intended to be funded by corporate sponsors who wish to have their brands associated with a clean air campaign. During the first quarter of 2006, discussions and initiatives were commenced in Europe with various parties to both test our fuel and to determine the market size and acceptance of our fuel for use in Europe. We expect these activities to continue for the remainder of 2006.
As part of our continuing sales initiatives, we have also expanded our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers. In addition, we are also continuing a series of product tests and

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
demonstrations that relate directly to our sales initiatives and which are designed to meet the needs of our targeted customers.
In particular, these tests include completing the necessary test protocols and making the required submissions to allow O2Diesel™ to be designated as a Diesel Emissions Control Strategy fuel in California.
United States and Canada:
Our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:
➢	Current and projected quantity of diesel fuel consumption;

➢	High-population centers under strict air quality regulations;

➢	Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

➢	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

➢	Off-road construction equipment;

➢	Diesel equipment used by port facilities and large-scale mining operations;

➢	Military installations in non-combat vehicles.
In the U.S., O2Diesel’s sales and marketing efforts for fleet sales will be focused in the state of California, as well as the northeastern states of New York, New Jersey and Pennsylvania. Taken together, these three areas account for about one-third of all diesel fuel used in the U.S. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the U.S., no significant resources will be devoted to Canada.
As part of the process of identifying potential customers and conducting product demonstrations, we have encountered a number of challenges. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) sourcing fuel grade ethanol, and (4) insuring that fuel tanks are appropriately cleaned. O2Diesel has devised parallel strategies to meet these challenges, as well as to position O2Diesel™ as a premium clean-burning fuel.
Under the first element of our strategy, we have signed distribution agreements with nine jobbers, who in turn have centrally fueled fleets as their customers. We plan to sell additive to the jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers will blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff will work jointly with each jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff plans to work closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we will be responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.
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
During 2006, we will continue to pursue our CityHome™ marketing strategy, which we developed in 2004 as a marketing concept to be directed primarily to municipal transit agencies. This program stresses the environmental benefits of our fuel and is designed to improve the air quality in urban locations. We expect this initiative to continue as an important component of our sale/demonstration strategy. In short, CityHome™ provides a means for municipal transit agencies to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel. CityHome™ programs are now being rolled out on a limited basis, mostly to municipal fleets in smaller cities in the Midwestern states. We have been successful in attracting fuel distributors to work with us in getting this initiative started.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
Currently, we have four cities using O2Diesel™ in CityHome™ installations, and we are in discussion with several others to participate in the program. Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations.
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
CityHomeTM has become one of the mainstays of our sales/marketing and product demonstration strategy. Following its launch in several smaller cities, CityHomeTM will be marketed to larger municipalities throughout the U.S. in select target markets.
Brazil:
In Brazil, O2Diesel plans to target customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. We have established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to reduce our overhead and will scale back our marketing plans until we have a solid base of customers in Brazil.
Brazil’s fuel distribution system is more concentrated than that found in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. In January, 2005, we signed a Memorandum of Understanding with a company reported to be the sixth largest fuel distributor in Brazil. This company was to serve as our exclusive distributor for O2Diesel™ in the South and Southeastern regions of Brazil. This Memorandum of Understanding is no longer in place, since O2Diesel has decided to cooperate on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. BR/Petrobrás is to supply readily blended O2Diesel fuel to the municipality of Rio de Janeiro. Failure to attract distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.
First Quarter Summary
Operating results during the period ended March 31, 2006 showed mixed results in comparison to those during the period ended March 31, 2005. Sales improved modestly from $15,244 (quarter ended March 31, 2005) to $38,125 (quarter ended March 31, 2006) due in large part to the implementation of our CityHome™ programs. Cost of goods sold reflected not only the increase in sales activity, but also an increase in the costs of the raw material components used to manufacture our additive. Selling and marketing expenses for the period ended March 31, 2006 were nearly $200,000 lower than during the period ended March 31, 2005, reflecting the reduction in expenses to support the CityHome™ programs that are now running. Product testing and government grant (net) expenses in the quarter ended March 31, 2006 were approximately $120,000 lower than in the period ended March 31, 2005 due to an increase in billings to the contractors, an improvement in the Company’s internal processing of these charges and a reduction in laboratory expenses. General and administrative expenses for the quarter ended March 31, 2006 were approximately $430,000 higher than for the quarter ended March 31, 2005 due to the greater payroll, fringe benefits and travel expenses related to an increase in staff of six employees and higher liability insurance costs in comparison to the period ended March 31, 2005, as well as the recognition of $100,356 in share-based compensation required by SFAS 123(R).
Cash Requirements, Liquidity and Risk Factors
Based on current projected levels of operations and expenditures, we will need to raise additional funds in 2006. To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan. This overdraft facility was repaid and canceled during 2003 and the vehicle loan was paid off in November 2005. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. In the first quarter of 2006, the Company continued to have favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
Significant technical and logistical issues continued to affect our ability to generate sales in the first quarter of 2006. While we have made significant progress in addressing these challenges over the course of the year, they have led to a need to raise additional funds to be used not only for working capital, but, also, to allow us to meet the listing standards of the AMEX.
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
The Company has taken several steps in 2005 and 2006 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we plan to work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customer’s fleet maintenance staff about handling and storage of O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.
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

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers to do much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel may be further limited by the availability of the customers’ vehicles to be in one place long enough to effect the required changes. In some cases for safety, insurance or union reasons, customers will require that they do all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel. The Company anticipates that the work achieved in 2005 and in the first quarter of 2006 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.
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
Given our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at March 31, 2006, it is clear that we lack adequate cash to conduct our business according to our business plan. Even with the capital raised in 2005 and early 2006, we believe it will be necessary to raise additional funds in 2006 to allow us to execute our business plan and to be in compliance with the AMEX’s listing standards.
AMEX requires that minimum levels of stockholders’ equity be maintained. O2Diesel was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel must have stockholders’ equity of $6.0 million by June 2006. In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we shall take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June, 2006 in which to regain compliance with the Exchange’s listing rules. To achieve that level of stockholders’ equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December, 2005 the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.
The Company believes it needs to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.
As described earlier in this section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements. In addition, as described more fully in the section “Subsequent Changes in Securities”, the Company closed two private placements totaling $6.5 million as part of this effort.
As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised. In 2005, we raised new equity of approximately $11.1 million, before payment of expenses. These funds were raised as part of a $2.0 million Private Placement and a $3.0 million Private Placement, the $2.3 million Private Placement and the $3.6 million Private Placement, all of which have been closed. As stated previously, even with the fund raising completed in 2005, we will still need to raise additional equity in 2006. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.
As shown in the consolidated statements of operations contained in this report, we have generated only $38,125 in sales and had sponsorship income of $12,747 associated with the CityHome™ programs for the quarter ended March 31, 2006. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
Research & Development
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
As mentioned earlier, we developed a new marketing initiative in 2004 which is styled as CityHome™. On November 11, 2004, we filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. Final approval of the trademark was received in April 2006. An application was also filed for the trademark “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” covering one class of goods and services.
During 2005, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, in 2005 and during the quarter ended March 31, 2006, we incurred expenses of $1,217,792 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.
Throughout the first quarter of 2006, we have had government test programs in progress with total remaining costs to complete of approximately $2.1 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
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
In 2006, we anticipate spending about $20,000 for various fuel and vehicle tests in Brazil.
Employees
As of May 15, 2006, O2Diesel has twenty-one full-time employees of which seventeen are in the U.S., three are in Brazil and one is in Europe. We have no part-time employees. Currently, we rely extensively on consultants to assist us with business development, commercializing our technology and to provide help in key technical areas. At present, we use ten consultants; three in marketing; one for investor relations; one in logistics; two as field technicians, one laboratory technician, one chemist and one in regulatory affairs.
We will add new personnel in 2006 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2006. We anticipate continuing to employ ten consultants serving in most of the same capacities in 2006 as in 2005.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Changes to Common Stock
Pursuant to the $2.0 million Private Placement, the Company received qualified subscriptions for 2,803,428 shares of its common stock at a price of $0.70 per share, for total proceeds of $1,962,400, before payment of an 8% commission and other expenses,which together totaled $170,385. An initial closing for the $2.0 million Private Placement was held on March 17, 2005 for 1,915,143 shares, which were issued on April 28, 2005. A final closing for the remaining 888,285 shares was held May 20, 2005. Pursuant to the $3.0 million Private Placement, the Company received subscriptions for 4,712,553 shares of its common stock at $0.70 per share, for total proceeds of $3,298,787, before payment of a commission and other expenses, which together totaled $257,610. On June 10, 2005 an initial closing for the $3.0 million Private Placement was held for 4,583,973 shares of common stock. A final closing for the remaining 128,580 shares was held on August 9, 2005.
Subscribers to the $2.0 million and $3.0 million Private Placements received for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of each Private Placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of each Private Placement, or at an exercise price of $1.05 per share in the second twelve months following the close of each Private Placement.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
Pursuant to the $2.3 million Private Placement, the Company received a subscription for 3,228,070 shares of its common stock at $0.7125 per share, for total proceeds of $2,300,000 before payment of an 8% commission, all of which had been paid into an escrow account as of September 28, 2005. The Company announced the agreement and receipt of funds on October 4, 2005, received approval from the AMEX to list the shares and warrants on October 21, 2005, issued a certificate for the underlying shares on October 5, 2005, announced the closing on October 24, 2005 and funds were received on October 26, 2005.
Pursuant to the $3.6 million Private Placement, the Company received a subscription for 6,419,840 shares of its common stock at $0.564 per share, for total proceeds of 3,000,000€, or approximately $3.6 million USD. The Company announced the agreement on October 28, 2005, received approval from the AMEX to list the shares and warrants on December 5, 2005, issued a certificate for the underlying shares on November 9, 2005 and announced the closing and received the funds on December 16, 2005.
There was no underwriter involved in either the $2.0 million, $3.0 million, $2.3 million or $3.6 million Private Placements. Sales of common stock under each of these Private Placements were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (Securities Act”), and Regulation D promulgated under the Securities Act.
SUBSEQUENT CHANGES IN SECURITIES
On April 6, 2006, the Company entered into two separate agreements with two European investors to provide funding for continued support of the Company’s commercialization efforts.
In the first agreement, the parties entered into a Common Stock and Warrant Purchase Agreement for 5,333,333 shares of the Company’s common stock in a private placement at a purchase price of $0.75 per share. Total proceeds were $4,000,000.
As part of the transaction, the Company issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period six to forty two months subsequent to the date of issuance. The warrants expire forty-eight months after the date of issuance. The investors’ obligations to purchase the shares are subject to the Company satisfying certain additional conditions. This transaction closed on April 27, 2006.
In the second agreement, the parties entered into a Common Stock and Warrant Purchase Agreement for 3,333,333 shares of the Company’s common stock in a private placement at a purchase price of $0.75 per share. Total proceeds were $2,500,000.
As part of the transaction, the Company issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period six to forty two months subsequent to the date of issuance. The warrants expire forty-eight months after the date of issuance. The investors’ obligations to purchase the shares are subject to the Company satisfying certain additional conditions. This transaction closed on April 27, 2006.
The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company’s Common Stock during the period of negotiations for these private placements.
The common stock and the warrants were issued to accredited investors in transactions that were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and/or Regulation D promulgated under the Securities Act.
In April, 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None
ITEM 5. OTHER INFORMATION.
None

O2Diesel Corporation
(A Development Stage Company)
March 31, 2006
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     The following exhibits are filed herewith.

Exhibit No.	Description
16.1	Letter of Ernst & Young LLP, dated March 23, 2006(1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed as an exhibit to the Company’s Current report on Form 8-K on March 29, 2006, and incorporated herein by reference.

(2)	Filed herewith.
12. SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)
Date: May 15, 2006	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)