Form 10QSB
period 2006-06-30
O2DIESEL CORP
filed 2006-08-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of August 1, 2006, the registrant had 73,753,272 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☑

O2DIESEL CORPORATION
FOR THE QUARTER ENDED June 30, 2006
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

O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel’s management as well as on assumptions made by and information currently available to O2Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of our products, failure to capitalize upon access to new markets and failure in obtaining the quality and quantity of ethanol necessary to produce our product at competitive prices. O2Diesel disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

O2Diesel Corporation
(A Development Stage Company)

FINANCIAL INFORMATION
ITEM 1.

Consolidated Balance Sheet
June 30, 2006

ASSETS
CURRENT ASSETS
Cash	$5,541,560
Restricted cash	3,829,903
Accounts receivable	6,750
Due from related parties	45,788
Other receivables	402,890
Unbilled appropriations receivable	221,405
Inventory	160,403
Prepaid expenses, parts and deposits	227,365

Total current assets	10,436,064

FURNITURE AND EQUIPMENT
Office furniture equipment	200,886
Fuel and test equipment	184,056
384,942
Less accumulated depreciation	(171,555)
213,387

TOTAL ASSETS	$10,649,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$854,445
Accrued expenses	250,693
Due to related parties	183,415
Deferred grants	651,530
Deferred marketing program	273,333
Other current liabilities	1,573
Total current liabilities	2,214,989

TOTAL LIABILITIES	2,214,989

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized;
none issued and outstanding	–
Common stock: par value of $0.0001; 100,000,000 shares authorized;
73,734,522 issued and outstanding	7,373
Additional paid-in capital	37,604,693
Unearned compensation	(200,408)
Accumulated other comprehensive income	4,481
Deficit accumulated during the development stage	(28,981,677)
Total stockholders' equity	8,434,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,649,451

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

					October 14, 2000
					(inception)
	Six months ended June 30,		Three months ended June 30,		through
	2006	2005	2006	2005	June 30, 2006

Revenue
Additive Related Sales	$68,500	$44,064	$30,375	$28,820	$339,760
Sponsorship Income	36,996	13,972	24,249	13,972	100,998
	105,496	58,036	54,624	42,792	440,758

Expenses:
Cost of goods sold	54,342	36,095	26,257	26,594	261,282
Selling and marketing	561,328	802,294	316,478	368,084	7,190,451
Product testing and government grants, net	159,775	291,831	122,438	131,107	1,532,540
General and administrative	3,147,711	2,226,809	1,621,498	1,132,893	21,280,062

Total operating expense	3,923,156	3,357,029	2,086,671	1,658,678	30,264,335

Operating loss	(3,817,660)	(3,298,993)	(2,032,047)	(1,615,886)	(29,823,577)

Other income (expense):
Interest expense	(4,092)	(13,387)	(2,447)	(7,089)	(118,392)
Interest income	41,431	3,348	38,254	410	110,254
Foreign currency gain, net	280,457	-	210,865	-	384,136
Other (expense)/income, net	(3,528)	917	(231)	1,371	320,260

Total other income (expense)	314,268	(9,122)	246,441	(5,308)	696,258

Loss before provision (benefit) for income taxes	(3,503,392)	(3,308,115)	(1,785,606)	(1,621,194)	(29,127,319)

Benefit for income taxes	-	-	-	-	145,642

Net loss	(3,503,392)	(3,308,115)	(1,785,606)	(1,621,194)	(28,981,677)

Deemed dividend to preferred shareholders	(5,581,133)	-	(2,255,934)	-	(6,200,005)

Net loss allocable to common stockholders	$(9,084,525)	$(3,308,115)	$(4,041,540)	$(1,621,194)	$(35,181,682)

Net loss per common share
(basic and diluted)	$(0.16)	$(0.11)	$(0.06)	$(0.05)	$(1.10)
Weighted average shares of common
shares outstanding	57,335,896	29,546,570	67,759,855	29,546,570	54,919,107
Recapitalization resulting from the AAE
Technologies International PLC acquisition	-		-		23,071,019
Weighted average shares of common
shares outstanding - giving effect to the
recapitalization	57,335,896	29,546,570	67,759,855	29,546,570	31,848,088

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through June 30, 2006

						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	-	$-	43,008,772	$430,088	$-	$-	$3,603,415

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2001	-	-	24,181,038	241,810	-	-	1,268,031

Balance at December 31, 2001	-	-	67,189,810	671,898	-	-	4,871,446

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $0.225 per share on various dates during 2002	-	-	703,282	7,033	-	-	515,657

Balance at December 31, 2002	-	-	67,893,092	678,931	-	-	5,387,103

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2003	-	-	555,556	5,556	-	-	119,444

Common stock issued for consulting services	-	-	200,000	2,000	-	-	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	4,356,200	43,562	-	-	46,323

Common stock issued upon exercise of stock options on various dates during 2003	-	-	8,670,881	86,709	-	-	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	(56,928,690)	(814,283)	-	-	814,283

Common stock issued at $1.50 per share on various dates during 2003	-	-	3,333,333	333	-	-	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	-	-	-	-	-	1,132,350	-

Balance at December 31, 2003	-	-	28,080,372	2,808	-	1,132,350	11,745,765

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $1.50 per share on various dates in 2004	-	-	1,070,451	107	-	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	-	-	-	-	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	-	-	18,760,144

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued for consulting services	-	-	63,750	6	-	-	63,094

Warrants issued for consulting services	-	-	-	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	7,515,981	752	-	-	4,832,439

Common stock issued at $0.7125 per share on various dates in 2005	-	-	3,228,070	322	-	-	2,090,178

Common stock issued at $0.564 per share on various dates in 2005	-	-	6,419,840	642	-	-	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	-	-	29,480,513

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued via exercise of warrants on various dates in 2006	-	-	3,151,892	315	-	-	1,457,829

Common stock issued for consulting services	-	-	37,500	4	-	-	35,433

Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	-	-	(1,395)

Common stock issued at $0.75 per share in the second quarter of 2006	-	-	8,666,666	867	-	-	6,256,282

Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-	(376,031)	-	376,031

Amortization of unearned compensation	-	-	-	-	175,623	-	-

Balance at June 30, 2006	-	$-	73,734,522	$7,373	$(200,408)	-	$37,604,693

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ (Deficit) Equity
October 14, 2000 (Inception) through June 30, 2006

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders'
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$-	$-	$(4,138,684)	$(105,181)

Net loss	-	-	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	-	(4,476)	-	(4,476)

Comprehensive Loss	-	-	-	(1,411,185)

Common stock issued on various dates during 2001	-	-	-	1,509,841

Balance at December 31, 2001	-	(4,476)	(5,545,393)	(6,525)

Net loss	-	-	(1,712,803)	(1,712,803)

Foreign currency translation adjustment	-	(74,085)	-	(74,085)

Comprehensive loss:	-	-	-	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	-	-	-	522,690

Balance at December 31, 2002	-	(78,561)	(7,258,196)	(1,270,723)

Net loss	-	-	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	-	179,689	-	179,689

Comprehensive loss	-	-	-	(4,050,607)

Common stock issued on various dates during 2003	-	-	-	125,000

Common stock issued for consulting services	-	-	-	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	-	-	-	1,218,304
-
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	-	-

Common stock issued at $1.50 per share on various dates during 2003	-	-	-	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	-	-	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	-	-	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	-	(97,446)	-	(97,446)

Comprehensive loss	-	-	-	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	-	-	583,527

Preferred stock issued on various dates during 2004	-	-	-	5,478,764

Balance at December 31, 2004	-	3,682	(18,626,120)	140,776

Net loss	-	-	(6,852,165)	(6,852,165)

Foreign currency translation adjustment	-	2,329	-	2,329

Comprehensive loss	-	-	-	(6,849,836)

Common stock issued for consulting services	-	-	-	63,100

Warrants issued for consulting services	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	-	4,833,191

Common stock issued at $0.7125 per share on various dates in 2005	-	-	-	2,090,500

Common stock issued at $0.564 per share on various dates in 2005	-	-	-	3,600,300

Balance at December 31, 2005	-	6,011	(25,478,285)	4,013,031

Net Loss	-	-	(3,503,392)	(3,503,392)

Foreign currency translation adjustment	-	(1,530)	-	(1,530)

Comprehensive loss	-	-	-	(3,504,922)

Common stock issued via exercise of warrants on various dates in 2006	-	-	-	1,458,144

Common stock issued for consulting services	-	-	-	35,437

Conversion of preferred stock into common stock on various dates in 2006	-	-	-	-

Common stock issued at $0.75 per share in the second quarter of 2006	-	-	-	6,257,149

Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-

Amortization of unearned compensation	-	-	-	175,623

Balance at June 30, 2006	$-	$4,481	$(28,981,677)	$8,434,462

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Six Months Ended June 30,		(inception) through
	2006	2005	June 30, 2006
Cash flows from operating activites
Net loss	$(3,503,392)	$(3,308,115)	$(28,981,677)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	41,696	33,083	238,333
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
Loss(Gain) on sale/disposal of furniture & equipment	7,364	-	(2,152)
Non cash contributions	1,564	-	1,564
Common stock and warrants issued for consulting services	35,437	-	238,537
Amortization of unearned compensation	175,623	-	175,623
Changes in operating assets and liabilites:
Accounts receivable	6,750	860	(6,750)
Due from/(to) related parties	18,902	79,417	137,627
Other receivables	(283,589)	(134,298)	(402,890)
Inventory, prepaid expenses and other current assets	(209,569)	(49,389)	(615,098)
Accounts payable	250,121	3,533	854,445
Accrued expenses	(11,780)	175,521	250,693
Deferred grants	355,434	152,067	651,530
Deferred marketing program	(133,700)	-	273,333
Other current liabilities	1,573	(87,612)	(9,585)
Cash flows used in operating activities	(3,247,566)	(3,134,933)	(26,845,427)

Cash flows from investing activities
Restricted cash	(276,743)	-	(3,829,903)
Purchase of furniture and equipment	(60,774)	(5,759)	(451,903)
Proceeds from sale of furniture & equipment	600	-	12,500
Purchase of patent	-	-	(345,115)
Cash flows used in investing activities	(336,917)	(5,759)	(4,614,421)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	3,037,730	5,953,757
Net proceeds from issuance of common stock	7,715,293	1,796,028	25,570,988
(Repayments) / borrowings of bank debt	-	(5,883)	-
Cash flows provided by financing activities	7,715,293	4,827,875	37,003,509

Effect of exchange rate changes on cash	(2,101)	496	(2,101)
Net increase in cash	4,128,709	1,687,679	5,541,560

Cash at beginning of period	1,412,851	1,172,250	-

Cash at end of period	$5,541,560	$2,859,929	$5,541,560

Cash paid for interest	$4,092	$2,397	$109,040

Cash paid for income taxes	None	None	None

Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.
Conversion of preferred stock to common stock at various dates during 2006, $1,550,000.

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

Basis of Presentation

The Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2006, the Company had working capital of $8,221,075 and had accumulated losses of $28,981,677. Further, management received notice in December 2004 from the AMEX that the Company was not in compliance with the listing standards of the Exchange, because it lacked the requisite amount of stockholders’ equity. In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing rules. To achieve that level of stockholder’s equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the Plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.

The Company believed it needed to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.

As described under the “Warrants” section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements. Subsequent to this closing, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses).

As described under the “$4.0 and $2.5 Million Private Placements” section, the Company closed two private placements on April 27, 2006 totaling $6.5 million as part of the effort to comply with the AMEX requirement. The Company received $6,257,149 (after expenses) from these Private Placements and it issued 8,666,666 shares of its common stock.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, the Company expects its shares would continue to be traded as a bulletin board stock.

The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining additional financing on terms acceptable to the Company.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of June 30, 2006, the restrictions on 81,250 shares issued under this contract have lapsed and such shares were earned and able to be sold.

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

$4.0 and $2.5 Million Private Placements

On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$4.0 million Purchase Agreement”) with a UK investor (the “Investor”) for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the “$4.0 million Private Placement”). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Investor’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.5 million Purchase Agreement”) with a different European investor (the “2nd Investor”) for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the “$2.5 million Private Placement”) before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The 2nd Investor’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company’s Common Stock during the period of negotiations for these private placements.

Subsequent to entering into these agreements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement. Both transactions closed and the warrants were issued on April 27, 2006.

The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company’s annual shareholder meeting on July 6, 2006.

Warrants

On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock. Between May 31-June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses) for the purchase of 1,287,857 shares of common stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2006, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $16,973 and $33,083, respectively for the three and six months ended June 30, 2005, and was $20,780, $41,696 and $238,333 respectively for the three and six months ended June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006.

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

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of June 30, 2006, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $273,333. The Company recorded $49,501 and $208,263 in costs for the CityHome™ initiatives in excess of sponsorship fees during the three and six months ended June 30, 2005 and $69,480, $88,753 and $958,727 of costs in excess of sponsorship fees for CityHome™ initiatives for the three and six months ended June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006, respectively.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $3,048 and $5,015 for the three and six months ended June 30, 2005 and were $4,766, $7,703 and $44,795 respectively for the three and six months June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $500,000 for the year ended December 31, 2003, and $450,000 for the period October 14, 2000 (inception) to December 31, 2004. There were no advertising expenditures for the three and six months ended June 30, 2006, or in 2005, 2004 or prior to 2003. In 2004, the Company terminated the contract and recovered $50,000 of the expense.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. As a result, the Company’s net loss before taxes is $75,267, $175,623, and $175,623 respectively for the three and six months ended June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006 higher than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25.

Prior to January 1, 2006, the Company’s share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock -Based Compensation”, (SFAS 123). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB Opinion 25 for certain options granted to non-employees of the Company based upon the intrinsic value.

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options have been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company expected to obtain approval from the shareholders during 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options promised to plan participants. This approval was obtained at the Company’s annual shareholder meeting on July 6, 2006.

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

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net Loss Allocable to Common Shareholders	$(1,621,194)	$(3,308,115)

Additional Compensation Expense	$(230,186)	$(537,100)

Pro Forma Net Loss Allocable to Common Shareholders	$(1,851,380)	$(3,845,215)

Pro Forma Net Loss Per Common Share (basic and diluted)	$(0.06)	$(0.13)

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of June 30, 2006, accumulated other comprehensive income included $4,481 of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. Revenue recognized was $2,501 and $2,501for the three and six months ended June 30, 2005, and was zero for the three and six months ended June 30, 2006, and $7,682 for the period October 14, 2000 (inception) through June 30, 2006. As of June 30, 2006 the Brazilian subsidiary had net assets of $49,583. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At June 30, 2006, the Brazilian operations had aggregate losses of $1,490,537. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

In conjunction with the $3.6 million Private Placement, the Company maintained a deposit account of approximately 3,000,000€ in its Irish subsidiary. For the three and six months ended June 30, 2006, the Company recorded a foreign currency gain of $210,865 and $280,457 as a result of this holding.

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2005 and for the three and six months ended June 30, 2006, these subsidiaries incurred no activity and therefore had no profit or loss.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows presented herein from inception (October 14, 2000) through June 30, 2006 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2006. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2005 previously filed with the Securities and Exchange Commission.

3. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of June 30, 2006, the Company had incurred cumulative costs of $1,718,764 towards completion of the contract, leaving a balance of $320,887 in costs to complete the contract. From the inception of the contract in December 2002 through June 30, 2006, the Company billed NREL $1,329,200 of which $130,403 is included in other receivables as of June 30, 2006. In addition, the Company recorded $45,812 of unbilled receivables at June 30, 2006 under this appropriation.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company’s fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount, or $899,067. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory, which is expected to execute a contract with the Company in the third quarter of 2006. NREL authorized the Company to incur up to $100,000 toward contract activities beginning on December 15, 2005. No expenses were incurred under this contract during 2005 and $164,871 of expenses were incurred during the six months ended June 30, 2006. Since the company does not have a signed contract and therefore has not invoiced NREL as of June 30, 2006, the company has not included this future unbilled appropriation as an asset as of June 30, 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company has received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company submitted a proposal to NREL and expect to have these funds under contract by the end of the third quarter 2006. These projects would be eligible for 80% reimbursement.

Appropriation from the U.S. Department of Defense (1)

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through June 30, 2006, the Company has received cash in excess of costs incurred of $296,096 and has recorded Deferred Grants at June 30, 2006 in the Consolidated Balance Sheet. All amounts billed had been received as of June 30, 2006. No additional reimbursements are expected from this appropriation.

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. The amount of the reduction will be added to a future contract through the Air Force. Billings under this contract are made monthly. As of June 30, 2006, costs totaling $913,749 had been incurred; of which $738,156 had been billed of which $25,842 is included in other receivables as of June 30, 2006. In addition, the Company recorded $175,593 of unbilled receivables at June 30, 2006 under this appropriation. At June 30, 2006 there is $98,815 available in costs to complete the contract.

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. Three milestones were achieved by June 30, 2006. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to EPA for “alternative fuel” status, creating an incentive for federal customers to use the fuel. The Company billed $455,000 on this project during 2006 based on the attained milestone(s) through that date of which $225,000 is recorded as a receivable at June 30, 2006. Through June 30, 2006, the Company has recorded expenses of $99,566 against this contract and issued billings in excess of costs of $355,434 and has recorded Deferred Grants at June 30, 2006 in the Consolidated Balance Sheet.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2Diesel™. The Company expects to receive a contract for this amount during the third quarter of 2006, and to begin the work immediately. The Company can receive reimbursement from this appropriation of up to the entire $1,100,000.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

4. Other Receivables

Other Receivables

June 30, 2006

ITC Appropriation	$25,842
NREL Appropriation	130,403
CTC Appropriation	225,000
Reimbursement of patent legal expenses	21,645

$402,890

5. Accrued Expenses

Accrued Liabilities

June 30, 2006

Legal and professional	$95,308
Investor Relations	45,193
Other	110,192

$250,693

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of June 30, 2006:

Income taxes
Net operating loss carryforwards	$7,806,000
Deferred revenue	309,000
Accrued expenses	170,000
Total deferred tax assets	8,285,000
Valuation allowance	(8,285,000)
Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At June 30, 2006, the Company had Federal and state net operating loss carryforwards of approximately $18.0 million for income tax purposes. If not used, these carryforwards expire through 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of June 30, 2006, the Company had an Irish net operating loss carryforward of approximately $520,000 which can be carried forward indefinitely, second quarter Spanish losses of approximately $140,000 which expire fifteen years after they are incurred, and a Brazilian net operating loss of approximately $1,275,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

8. Stockholders’ Equity

Recapitalization

On July 15, 2003, O2Diesel Corporation and AAE Technologies International Plc (“AAE”) entered into a merger transaction whereby O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for the issuance of 17,847,039 shares of common stock of O2Diesel. Although O2Diesel was the legal acquirer, AAE was deemed to be the accounting acquirer. The transaction was accounted for as an AAE capital transaction, accompanied by a recapitalization.

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

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of June 30, 2006, the restrictions on 81,250 shares issued under this contract have lapsed and such shares were earned and able to be sold.

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

$4.0 and $2.5 Million Private Placements

On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$4.0 million Purchase Agreement”) with a UK investor (the “Investor”) for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the “$4.0 million Private Placement”). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Investor’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.5 million Purchase Agreement”) with a different European investor (the “2nd Investor”) for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the “$2.5 million Private Placement”) before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The 2nd Investor’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company’s Common Stock during the period of negotiations for these private placements.

Subsequent to entering into these agreements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement. Both transactions closed and the warrants were issued on April 27, 2006

The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company’s annual shareholder meeting on July 6, 2006.

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

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these preferred stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. For the three and six month period ended June 30, 2006, the Company recorded a deemed dividend to preferred shareholders of $2,255,934 and $5,581,133 and for the period October 14, 2000 (inception) through June 30, 2006 the Company recorded deemed dividends to preferred shareholders of $6,200,005 in the consolidated statements of operations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock. Between May 31-June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses) for the purchase of 1,287,857 shares of common stock.

Options

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Incentive Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options have been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company expected to obtain approval from the shareholders during 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options committed to plan participants. On July 6, 2006, this approval was obtained at the Company’s annual shareholder meeting and the additional options were granted by the Board of Directors.

The Company will issue options to the following groups in the third quarter:

Director	200,000
Employees & Consultants	1,350,000
1,550,000

In accordance with the Incentive Plan, the Company expects the options to be awarded at various stages of vesting.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

The following table shows the outstanding options granted under the 2004 Stock Incentive Plan:

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50
Granted in 2005	5,450,000	$1.50	9.8
Exercised in 2005
Forfeited or Expired
Outstanding at December 31, 2005	5,950,000	$1.50	9.7
Granted During the Six Months Ended June 30, 2006
Exercised During the Six Months Ended June 30, 2006
Forfeited or Expired
Outstanding at June 30, 2006	5,950,000	$1.50	9.4

Exercisable at June 30, 2006	5,950,000	$1.50	9.2

Restricted Stock Awards

On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year. In exchange for services, the Company will pay the consultant $7,290 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. In connection with the stock award, the Company recognized $30,500 of consulting expense in 2005. Pursuant to the terms of the consulting agreement, 75,000 shares of the restricted stock is earned by the consultant ratably over the term of the agreement. As of June 30, 2006, the restrictions on 81,250 shares issued under this contract have lapsed and such shares were earned and able to be sold.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of June 30, 2006:

Common Shares Outstanding	73,734,522

Restricted Common Shares For Consultant	18,750	73,753,272

Reserved For Future Issuance
Options Granted to officers and directors	5,950,000
Options Promised Directors, Employees and Consultants	1,550,000
Restricted stock to employees and consultants	500,000
Warrants	11,620,765	19,620,765

Total shares issued and outstanding and reserved for future issuance		93,374,037

9. Related Party Transactions

A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company paid $5,397 and $13,579 for the three and six months ended June 30, 2005 and paid $10,284, $10,284 and $174,630 respectively for the three and six months ended June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006, to the company controlled by the former Chairman. The company has accrued $7,500 for services performed for the three months ended through June 30, 2006 that are still unpaid.

Included in receivables due from related parties at June 30, 2006 is $45,788 which is related to travel advances made to employees and directors.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $52,817 and $172,916 for the three and six months ended June 30, 2005 and $42,607, $99,708 and $391,092 for the three and six months ended June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

10. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of June 30, 2006, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases

2006	$46,534
2007	83,775
2008	78,680

Total	$208,989

Rent expense under the leases with unrelated parties was $19,082 and $38,665 for the three and six months ended June 30, 2005 and was $26,799, $53,098 and $225,273 respectively for the three and six months ended June 30, 2006 and for the period October 14, 2000 (inception) through June 30, 2006.

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

11. Subsequent Events

The Company’s Annual Meeting of shareholders was held on July 6, 2006 in Newark, Delaware. Of the 72,465,415 shares of common stock outstanding as of the record date of May 30, 2006, 48,081,289 shares, or 66.4% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum.

The following proposals were approved by the shareholders:

1.
Elect Mr. David L. Koontz, Mr. Gerson Santos-Leon and Mr. Jeffrey L. Cornish as Class B directors to hold office until the 2009 annual meeting of stockholders or until their respective successors are duly elected and qualified,

2.
Ratify and approve the issuance of shares of Common Stock in connection with a private placement of Common Stock to accredited investors to the extent that such issuance would require shareholder approval under the rules of AMEX;

3.	Ratify the appointment of Mayer Hoffman McCann P.C. to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006;

4.	Approve an amendment to increase the number of shares authorized under the O2Diesel Corporation 2004 Stock Incentive Plan; and

5.	Approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares authorized.

At a subsequent meeting of the Board on July 6, 2006, the Board voted to grant 1,550,000 options to employees, consultants and a director, which was announced in a Form 8-K filed on July 12, 2006. The Company also approved the Form of Incentive Stock Option Agreement for options granted to officers, directors and employees, which was filed in a Form 8-K/A filed on July 28, 2006.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Business Plan

Overview

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through June 30, 2006.

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

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. For the three month and six month periods ended June 30, 2006, the Company recorded deemed dividends to preferred shareholders of $2,255,934 and $5,581,133. For the period October 14, 2000 (inception) through June 30, 2006 the Company recorded deemed dividends to preferred shareholders of $6,200,005 in the consolidated statements of operations, which represents the complete recognition of deemed dividends.

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

Listing of Common Stock on AMEX

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

The Company’s unaudited financial statements for the three and six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2006, the Company had a working capital surplus of $8,221,075 and had accumulated losses of $28,981,677.

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

The Company believed it needed to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.

As described later in this section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements. Subsequent to this closing, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses). In addition, the Company closed two private placements totaling $6.5 million as part of this effort.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, the Company expects its shares would continue to be traded as a bulletin board stock.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements.

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

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 30, 2006. As of June 30, 2006, the restrictions on 81,250 shares issuable under this contract have lapsed and such shares were earned and able to be traded.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

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

$4.0 and $2.5 million Private Placements

On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$4.0 million Purchase Agreement”) with a UK investor (the “Purchaser”) for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the “Private Placement”). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Purchaser’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.5 million Purchase Agreement”) with a different European investor (the “Purchaser”) for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the “Private Placement”) before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Purchaser’s obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company’s Common Stock during the period of negotiations for these private placements.

Subsequent to entering into these agreements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement. Both transactions closed and the warrants were issued on April 27, 2006

The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company’s annual shareholder meeting on July 6, 2006.

Warrants

On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock. Between May 31-June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses) for the purchase of 1,287,857 shares of common stock.

Operations

During the second quarter of 2006, we continued our efforts to generate sales to our targeted fleet customers in North America and Brazil.

United States and Canada:

Our focus for the U.S. and Canada has been to target key geographical areas and specific diesel markets based upon:

➢	Current and projected quantity of diesel fuel consumption;

➢	High-population centers under strict air quality regulations;

➢	Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

➢	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

➢	Off-road construction equipment;

➢	Diesel equipment used by port facilities and large-scale mining operations; and

➢	Military installations in non-combat vehicles.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

In the U.S., O2Diesel’s second quarter sales and marketing efforts for fleet sales were focused in the state of California and in the Midwest. In Canada, we intend to focus our efforts on the country’s large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the U.S., no significant resources will be devoted to Canada.

In the second quarter of 2006, the Company experienced continued commercial success with its activities at the Port of Long Beach and is currently pursuing additional opportunities in this market segment. The Company also continued its successful test demonstration with the military at US Air Force bases in Nevada. Our other test demonstrations at a large coal mining operation in Wyoming and a municipal waste fleet in California have been maintained as well.

We also continued to devote resources to our CityHome™ marketing program as a means of accelerating sales and developing operating and performance data. CityHome™ is a marketing and sales initiative directed at municipal transit agencies across the United States as an opportunity to improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

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

In the second quarter of 2006, we had four cities using O2Diesel™ in CityHome™ installations, and we were in discussion with several others to participate in the program. To date, we have used this initiative as an important component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for our current CityHome™ programs, the current fleet demonstrations being executed under this program have continued to require significant financial support from the Company. As a result, during the second quarter we have decided to limit new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. In addition, our participation in one of our CityHome fleets (Des Moines) was reduced to a small number of vehicles due to issues relating to continued water contamination of the fuel supplied to this fleet.

We have also expanded our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers in the second quarter of 2006. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. In June 2006, the Company succeeded in negotiating a supply agreement with an ethanol industry group to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

During the second quarter of 2006, we pursued additional discussions and initiatives in Europe to both test our fuel and to determine the market size and acceptance of our fuel for use in Europe. These discussions involved municipal transit systems, a waste truck fleet and a port facility. We expect these activities to continue for the remainder of 2006.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended June 30, 2006, the Company initiated an effort to register O2Diesel™ fuel with the EPA and continued to conduct a revised series of tests to qualify O2Diesel™ as a California Diesel Emissions Control Strategy both as a stand alone fuel and in conjunction with various exhaust after treatment devices, such as both direct oxidation catalysts (DOC’s) and Diesel Particulate Filters (DPF’s). In addition, we drafted a specification for our fuel for the purpose of proposing a ballot for incorporation of this fuel as an American Society for Testing and Materials (ASTM) specification later in 2006. This work has taken longer than originally anticipated, and final regulatory approvals for these submissions are not expected prior to the end of 2006.

Finally, during the second quarter of 2006 we began the application process with NREL to expand the use of our government grant funding in both current and proposed fuel demonstrations as a means of increasing our test data and practical experience.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

Brazil:

In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. We have established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to reduce our overhead and scaled back our marketing plans until we have a solid base of customers in Brazil.

Brazil’s fuel distribution system is more concentrated than in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. In January 2005, we signed a Memorandum of Understanding with a company reported to be the sixth largest fuel distributor in Brazil. This company was to serve as our exclusive distributor for O2Diesel™ in the South and Southeastern regions of Brazil. This Memorandum of Understanding is no longer in place, since O2Diesel has decided to cooperate on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. BR/Petrobrás is to supply readily blended O2Diesel fuel to the municipality of Rio de Janeiro. Failure to attract additional distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.

Technical and Logistical Issues

Significant technical and logistical issues continued to affect our ability to generate sales in the second quarter of 2006. While we have made substantial progress in addressing these challenges over the course of the year, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive supplies of fuel grade ethanol, (4) insuring that fuel tanks are appropriately cleaned, and (5) obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome these challenges and to position O2Diesel™ as a premium clean-burning fuel.

Under the first element of our strategy, we have signed distribution agreements with nine jobbers, who in turn have centrally fueled fleets as their customers. We sell additive to these jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff work jointly with each jobber and the jobber’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel’s technical staff works closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

In addition, our sales force plans to market and sell O2Diesel™ directly to companies, governmental port facilities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction municipalities, and mining companies as well as port cargo handling facilities and agricultural users. To date, these customers have only included centrally fueled truck fleets and cargo handling facilities at a major port. In these transactions, the Company will maintain a similar working relationship with the customer’s blending facilities and staff as it does with third party jobbers.

Secondly, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement proved to be a serious issue in 2004 and early 2005, and has negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs were not yet available as an ‘off the shelf item’ for use with O2Diesel™ during this time.

Third, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to during the remainder of 2006. We are currently working closely with the industry to identify ethanol suppliers who meet our criteria.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

In order to insure fuel quality, we have developed a quality control function that constantly tests the ethanol used by all customers. In addition, we have learned that it is necessary to test the quality of diesel blended with our additive and ethanol. Establishing our own laboratory facility has been a significant help to us in developing quality control standards, and for carrying out the tests that are necessary in preparing a fleet for conversion to use O2Diesel™. None of these tests are time consuming or technically difficult, but they are critical to ensuring that our product functions as intended. As we gain more experience, it may not be necessary to conduct the level and frequency of tests that we expect to do over this coming year.

The Company has seen that even with a reliable supplier, the price of ethanol can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support, and the availability and price of competing products. For example, many petroleum refiners have recently replaced methyl tertiary butyl ether (MBTE) in gasoline with ethanol during the second quarter of 2006. The replacement of this ingredient in gasoline has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. A benefit of this phenomenon has been to increase the availability of ethanol at petroleum terminals when compared to the recent past. However, the rise in the cost of ethanol has made the price of O2Diesel™ fuel increase in relation to conventional diesel fuel during the second quarter of 2006. It is the Company’s strategy to contract with third parties to help control the costs of ethanol and reduce short-term exposure to price fluctuations.

Another concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that may use the fuel. In particular, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer’s refueling station. We have made important strides in working with customers to insure that their storage facilities are compatible with O2Diesel™ and have now included this step as a critical component of our implementation planning process.

The Company has taken several steps in 2005 and 2006 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we plan to work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customer’s fleet maintenance staff about handling and storing O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.

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

All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers to complete much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel™ may be further limited by the availability of the customers’ vehicles to be in one place long enough to effect the required changes. In some cases for safety, insurance or union reasons, customers will require that they complete all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel. The Company anticipates that the work achieved in 2005 and in the first half of 2006 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

The technical challenges over this past year have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which is helpful as we continue our efforts to commercialize our technology. We have been encouraged by the fact that among our customers, we have a municipal bus fleet and a port facility that have been successfully utilizing the fuel for more than one year. Even though we have gained a significant amount of technical knowledge, we will continue to refine our efforts in this area in order to improve our ability to bring on greater numbers of customers and to better predict the cost and timing of the work required to have fleets conform to the requirements of using our product.

Second Quarter Summary

Operating results during the six month period ended June 30, 2006 showed mixed results in comparison to those during the six month period ended June 30, 2005. Sales improved modestly from $44,064 (six months ended June 30, 2005) to $68,500 (six months ended June 30, 2006) due in large part to the implementation of our CityHome™ programs. Cost of goods increased relative to sales due to an increase in the costs of the raw material components used to manufacture our additive. However, increased selling prices at one customer and lower shipping costs resulted in a modestly improved operating margin. Selling and marketing expenses for the period ended June 30, 2006 were nearly $250,000 lower than during the period ended June 30, 2005, reflecting the reduction in expenses to support the CityHome™ programs that are now running. Product testing and government grant expenses (net) in the six months ended June 30, 2006 were approximately $130,000 lower than in the period ended June 30, 2005 due to an increase in billings to the contractors, an improvement in the Company’s internal processing of these charges and a reduction in laboratory expenses. General and administrative expenses for the six months ended June 30, 2006 were approximately $920,000 higher than for the six months ended June 30, 2005 due to the greater payroll, fringe benefits and travel expenses related to an increase in staff of six employees and higher liability insurance costs in comparison to the period ended June 30, 2005, as well as the recognition of $175,623 in share-based compensation required by SFAS 123(R).

Cash Requirements, Liquidity and Risk Factors

Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at June 30, 2006, we will need to raise additional funds in 2006. Even with the capital raised in 2005 and early 2006, we believe it will be necessary to raise additional funds in 2006 to allow us to execute our business plan and to be in compliance with the AMEX’s listing standards.

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan. This overdraft facility was repaid and canceled during 2003 and the vehicle loan was paid off in November 2005. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. In the second quarter of 2006, the Company continued to have favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive.

AMEX requires that minimum levels of stockholders’ equity be maintained. O2Diesel was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders’ equity of $6.0 million by June 2006. In accordance with the procedures of the AMEX, we filed a plan (“Plan”) with it to demonstrate the steps we will take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the AMEX’s listing rules. To achieve that level of stockholders’ equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005 the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006.

The Company believed it needed to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.

As described earlier in this section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements. Between May 31 and June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. for proceeds of $865,452 (after expenses). In addition, as described more fully above, the Company closed two private placements totaling $6.5 million as part of this effort. On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised. In 2005, we raised new equity of approximately $11.1 million, before payment of expenses. As stated previously, even with the fund raising completed in 2005, and the $8.0 million raised during the first half of 2006, we will need to raise additional equity in 2006. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $30,375 and $68,500 in sales and had sponsorship income of $24,249 and $36,996 associated with the CityHome™ programs for the three and six months ended June 30, 2006. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

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

During 2005, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, through June 30, 2006, we incurred external expenses of $1,679,262 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

Throughout the first half of 2006, we had government test programs in progress with total remaining costs to complete of approximately $1.6 million. Under these programs, a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

Included in the foregoing programs are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and to test it in California in a fleet of refuse trucks. Other programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. Still other tests will include using O2Diesel™ in large mining equipment as well as seeking to obtain a military procurement specification for the fuel. In January 2006, we initiated a project to develop a fuel that would meet EPA’s alternative fuel requirements for the military. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense. All of these test procedures are complicated and may take considerable time to complete. At this point, we are at an early stage so that it is not possible to predict when this work will be completed or if we will obtain the desired results once it is completed.

We will also continue to devote considerable time and resources to the design and development of flame arrestor technology. We have found that this is more labor intensive and time consuming rather than requiring large outlays of capital. Most of the design work is being performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers.

We are also working to refine our additive formulation in order to reduce its cost and increase its performance. We expect this work to continue in 2006.

In 2006, we anticipate spending approximately $20,000 for various fuel and vehicle tests in Brazil.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

Employees

As of June 30, 2006, O2Diesel has twenty-one full-time employees of which seventeen are in the U.S., three are in Brazil and one is in Europe. We have no part-time employees. Currently, we rely extensively on consultants to assist us with business development, commercializing our technology and to provide help in key technical areas. At present, we use eight consultants; three in marketing; one for investor relations; one field technician; one laboratory technician; one chemist and one in regulatory affairs.

We will add new personnel in 2006 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2006. We anticipate continuing to employ eight consultants serving in most of the same capacities in 2006.

Subsequent Events

The Company’s Annual Meeting of shareholders was held on July 6, 2006 in Newark, Delaware. Of the 72,465,415 shares of common stock outstanding as of the record date of May 30, 2006, 48,081,289 shares, or 66.4% of the Company’s capital stock, were present or represented by proxy at the meeting, constituting a quorum.

The following proposals were approved by the shareholders:

1.
Elect Mr. David L. Koontz, Mr. Gerson Santos-Leon and Mr. Jeffrey L. Cornish as Class B directors to hold office until the 2009 annual meeting of stockholders or until their respective successors are duly elected and qualified,

2.
Ratify and approve the issuance of shares of Common Stock in connection with a private placement of Common Stock to accredited investors to the extent that such issuance would require shareholder approval under the rules of AMEX;

3.	Ratify the appointment of Mayer Hoffman McCann P.C. to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006;

4.	Approve an amendment to increase the number of shares authorized under the O2Diesel Corporation 2004 Stock Incentive Plan; and

5.	Approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares authorized.

At a subsequent meeting of the Board on July 6, 2006, the Board voted to grant 1,550,000 options to employees, consultants and a director, which was announced in a Form 8-K filed on July 12, 2006. The Company also approved the Form of Incentive Option Agreement for options granted to officers, directors and employees, which was filed in a Form 8-K/A filed on July 28, 2006.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements.

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

Pursuant to the $4.0 million Private Placement, the Company received a subscription for 5,333,333 shares of common stock at a purchase price of $0.75 per share for total proceeds of $4,000,000 before payment of expenses of $8,926. As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. A closing was held on April 27, 2006.

Pursuant to the $2.5 million Private Placement, the Company received a subscription for 3,333,333 shares of common stock at a purchase price of $0.75 per share for total proceeds of $2,500,000 before payment of a 9% commission and expenses totaling $233,925. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. A closing was held on April 27, 2006.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

For both the $4.0 million and the $2.5 million Private Placements, the purchase price represented a discount of approximately 10% in comparison to the prevailing market price of the Company’s Common Stock during the period of negotiations for these private placements.

Subsequent to entering into the $4.0 million and the $2.5 million Private Placements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement.

The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company’s annual shareholder meeting on July 6, 2006.

There was no underwriter involved in either the $2.0 million, $3.0 million, $2.3 million, $3.6 million, $4.0 million and $2.5 million Private Placements. Sales of common stock under each of these Private Placements were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), and Regulation D promulgated under the Securities Act.

In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

O2Diesel Corporation
(A Development Stage Company)
June 30, 2006

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith.

Exhibit
Number	Description

3.1	Certificate of Amendment, amending the Certificate of Incorporation (1)

10.1	Common Stock and Warrant Purchase Agreement for $4.0 million Private Placement (2)

10.2	Form of Warrant for $4.0 million Private Placement (2)

10.3	Amendment No. 1 to Common Stock and Warrant Purchase Agreement for $4.0 million Private Placement (3)

10.4	Common Stock and Warrant Purchase Agreement for $2.5 million Private Placement (2)

10.5	Form of Warrant for $2.5 million Private Placement (2)

10.6	Amendment No. 1 to Common Stock and Warrant Purchase Agreement for $2.5 million Private Placement (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)	Filed herewith.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on April 20, 2006, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on April 27, 2006, and incorporated herein by reference.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: August 14, 2006	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)