Form 10QSB
period 2006-09-30
O2DIESEL CORP
filed 2006-11-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

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

As of October 31, 2006, the registrant had 73,753,272 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes ☐   No ☒

O2DIESEL CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
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

O2Diesel Corporation
(A Development Stage Company)

FINANCIAL INFORMATION
ITEM 1.

Consolidated Balance Sheet
September 30, 2006

ASSETS
CURRENT ASSETS
Cash	$3,976,571
Restricted cash	3,682,078
Accounts receivable	5,666
Due from related parties	42,984
Other receivables	540,749
Unbilled appropriations receivable	76,287
Inventory	128,354
Prepaid expenses, parts and deposits	286,858

Total current assets	8,739,547

FURNITURE AND EQUIPMENT
Office furniture equipment	211,558
Fuel and test equipment	233,529
445,087
Less accumulated depreciation	(192,679)
252,408

TOTAL ASSETS	$8,991,955

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$753,622
Accrued expenses	256,107
Due to related parties	231,008
Deferred grants	550,852
Deferred marketing program	209,968
Other current liabilities	6,854
Total current liabilities	2,008,411

TOTAL LIABILITIES	2,008,411

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized;
none issued and outstanding
Common stock: par value of $0.0001; 135,000,000 shares authorized;
73,753,272 issued and outstanding	7,375
Additional paid-in capital	39,049,072
Unearned compensation	(150,230)
Accumulated other comprehensive loss	(226)
Deficit accumulated during the development stage	(31,922,447)
Total stockholders' equity	6,983,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,991,955

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

					October 14, 2000
					(inception)
	Nine months ended September 30,		Three months ended September 30,		through September 30,
	2006	2005	2006	2005	2006

Revenue
Additive Related Sales	$141,201	$85,175	$72,701	$41,111	$412,461
Sponsorship Income	46,371	34,489	9,375	20,517	110,373
	187,572	119,664	82,076	61,628	522,834

Expenses:
Cost of goods sold	95,079	64,250	40,737	28,155	302,019
Selling and marketing	905,903	1,159,129	344,575	356,835	7,535,026
Product testing and government grants, net	(196,832)	353,328	(356,607)	61,497	1,175,933
General and administrative	6,158,235	3,543,224	3,010,524	1,316,415	24,290,586

Total operating expense	6,962,385	5,119,931	3,039,229	1,762,902	33,303,564

Operating loss	(6,774,813)	(5,000,267)	(2,957,153)	(1,701,274)	(32,780,730)

Other income (expense):
Interest expense	(6,392)	(20,140)	(2,300)	(6,753)	(120,692)
Interest income	90,403	9,873	48,972	6,525	159,226
Foreign currency gain/(loss), net	251,560	(2,237)	(28,897)	(2,237)	355,239
Other (expense)/income, net	(4,920)	102	(1,392)	(815)	318,868

Total other income (expense)	330,651	(12,402)	16,383	(3,280)	712,641

Loss before provision (benefit) for income taxes	(6,444,162)	(5,012,669)	(2,940,770)	(1,704,554)	(32,068,089)

Benefit for income taxes	-	-	-	-	145,642

Net loss	(6,444,162)	(5,012,669)	(2,940,770)	(1,704,554)	(31,922,447)

Deemed dividend to preferred stockholders	(5,581,133)	(98,131)	-	(98,131)	(6,200,005)

Net loss allocable to common stockholders	$(12,025,295)	$(5,110,800)	$(2,940,770)	$(1,802,685)	$(38,122,452)

Net loss per common share
(basic and diluted)	$(0.19)	$(0.15)	$(0.04)	$(0.05)	$(1.21)
Weighted average shares of common
shares outstanding	62,822,036	33,174,113	73,734,522	35,691,932	53,535,560
Recapitalization resulting from the AAE
Technologies International PLC acquisition	-		-		22,103,004
Weighted average shares of common
shares outstanding - giving effect to the
recapitalization	62,822,036	33,174,113	73,734,522	35,691,932	31,432,556

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' (Deficit) Equity
October 14, 2000 (Inception) through September 30, 2006

						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	-	$-	43,008,772	$430,088	$-	$-	$3,603,415
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued on various dates during 2001	-	-	24,181,038	241,810	-	-	1,268,031
Balance at December 31, 2001	-	-	67,189,810	671,898	-	-	4,871,446
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued at $0.225 per share on various dates during 2002	-	-	703,282	7,033	-	-	515,657
Balance at December 31, 2002	-	-	67,893,092	678,931	-	-	5,387,103
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued on various dates during 2003	-	-	555,556	5,556	-	-	119,444
Common stock issued for consulting services	-	-	200,000	2,000	-	-	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	4,356,200	43,562	-	-	46,323
Common stock issued upon exercise of stock options on various dates during 2003	-	-	8,670,881	86,709	-	-	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	(56,928,690)	(814,283)	-	-	814,283
Common stock issued at $1.50 per share on various dates during 2003	-	-	3,333,333	333	-	-	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	-	-	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	-	-	-	-	-	1,132,350	-
Balance at December 31, 2003	-	-	28,080,372	2,808	-	1,132,350	11,745,765
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued at $1.50 per share on various dates in 2004	-	-	1,070,451	107	-	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	-	-	-	-	5,478,609
Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	-	-	18,760,144
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued for consulting services	-	-	63,750	6	-	-	63,094
Warrants issued for consulting services	-	-	-	-	-	-	135,000
Common stock issued at $0.70 per share on various dates in 2005	-	-	7,515,981	752	-	-	4,832,439
Common stock issued at $0.7125 per share on various dates in 2005	-	-	3,228,070	322	-	-	2,090,178
Common stock issued at $0.564 per share on various dates in 2005	-	-	6,419,840	642	-	-	3,599,658
Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	-	-	29,480,513
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued via exercise of warrants on various dates in 2006	-	-	3,151,892	315	-	-	1,457,829
Common stock issued for consulting services	-	-	56,250	6	-	-	50,993
Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	-	-	(1,395)
Common stock issued at $0.75 per share in the second quarter of 2006	-	-	8,666,666	867	-	-	6,256,282
Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-	(376,031)	-	376,031
Amortization of unearned compensation	-	-	-	-	225,801	-	-
Fair value of stock options issued in 2006 for compensation and consulting services	-	-	-	-	-	-	1,428,819
Balance at September 30, 2006	-	$-	73,753,272	$7,375	$(150,230)	-	$39,049,072

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' (Deficit) Equity
October 14, 2000 (Inception) through September 30, 2006

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders'
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$-	$-	$(4,138,684)	$(105,181)
Net loss	-	-	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	-	(4,476)	-	(4,476)
Comprehensive loss	-	-	-	(1,411,185)
Common stock issued on various dates during 2001	-	-	-	1,509,841
Balance at December 31, 2001	-	(4,476)	(5,545,393)	(6,525)
Net loss	-	-	(1,712,803)	(1,712,803)
Foreign currency translation adjustment	-	(74,085)	-	(74,085)
Comprehensive loss	-	-	-	(1,786,888)
Common stock issued at $0.225 per share on various dates during 2002	-	-	-	522,690
Balance at December 31, 2002	-	(78,561)	(7,258,196)	(1,270,723)
Net loss	-	-	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	-	179,689	-	179,689
Comprehensive loss	-	-	-	(4,050,607)
Common stock issued on various dates during 2003	-	-	-	125,000
Common stock issued for consulting services	-	-	-	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	-	-	-	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	-	-
Common stock issued at $1.50 per share on various dates during 2003	-	-	-	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	-	-	952,350
Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945
Net loss	-	-	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	-	(97,446)	-	(97,446)
Comprehensive loss	-	-	-	(6,825,460)
Common stock issued at $1.50 per share on various dates in 2004	180,000	-	-	583,527
Preferred stock issued on various dates during 2004	-	-	-	5,478,764
Balance at December 31, 2004	-	3,682	(18,626,120)	140,776
Net loss	-	-	(6,852,165)	(6,852,165)
Foreign currency translation adjustment	-	2,329	-	2,329
Comprehensive loss	-	-	-	(6,849,836)
Common stock issued for consulting services	-	-	-	63,100
Warrants issued for consulting services	-	-	-	135,000
Common stock issued at $0.70 per share on various dates in 2005	-	-	-	4,833,191
Common stock issued at $0.7125 per share on various dates in 2005	-	-	-	2,090,500
Common stock issued at $0.564 per share on various dates in 2005	-	-	-	3,600,300
Balance at December 31, 2005	-	6,011	(25,478,285)	4,013,031
Net loss	-	-	(6,444,162)	(6,444,162)
Foreign currency translation adjustment	-	(6,237)	-	(6,237)
Comprehensive loss	-	-	-	(6,450,399)
Common stock issued via exercise of warrants on various dates in 2006	-	-	-	1,458,144
Common stock issued for consulting services	-	-	-	50,999
Conversion of preferred stock into common stock on various dates in 2006	-	-	-	-
Common stock issued at $0.75 per share in the second quarter of 2006	-	-	-	6,257,149
Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-
Amortization of unearned compensation	-	-	-	225,801
Fair value of stock options issued in 2006 for compensation and consulting services	-	-	-	1,428,819
Balance at September 30, 2006	$-	$(226)	$(31,922,447)	$6,983,544

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Nine Months Ended September 30,		(inception) through
	2006	2005	September 30, 2006
Cash flows from operating activites
Net loss	$(6,444,162)	$(5,012,669)	$(31,922,447)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	62,820	52,121	259,457
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
Loss(Gain) on sale/disposal of furniture & equipment	7,364	-	(2,152)
Non cash contributions	1,564	-	1,564
Common stock and warrants issued for consulting services	50,999	135,000	254,099
Fair value of stock options issued for compensation and consulting services	1,428,819	-	1,428,819
Amortization of unearned compensation	225,801	-	225,801
Changes in operating assets and liabilites:
Accounts receivable	7,834	8,894	(5,666)
Due from/(to) related parties	69,299	131,183	188,024
Other receivables	(421,448)	(28,928)	(540,749)
Inventory, prepaid expenses and other current assets	(91,895)	(168,967)	(497,424)
Accounts payable	149,298	94,045	753,622
Accrued expenses	(6,366)	(4,359)	256,107
Deferred grants	254,756	161,943	550,852
Deferred marketing program	(197,065)	-	209,968
Other current liabilities	6,854	44,707	(4,304)
Cash flows used in operating activities	(4,895,528)	(4,587,030)	(28,493,389)

Cash flows from investing activities
Restricted cash	(128,918)	(2,300,000)	(3,682,078)
Purchase of furniture and equipment	(121,552)	(14,588)	(512,681)
Proceeds from sale of furniture & equipment	1,250	-	13,150
Purchase of patent	-	-	(345,115)
Cash flows used in investing activities	(249,220)	(2,314,588)	(4,526,724)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-		5,953,757
Net proceeds from issuance of common stock	7,715,293	7,133,192	25,570,988
(Repayments) / borrowings of bank debt	-	(8,903)	-
Cash flows provided by financing activities	7,715,293	7,124,289	37,003,509

Effect of exchange rate changes on cash	(6,825)	263	(6,825)
Net increase in cash	2,563,720	222,934	3,976,571

Cash at beginning of period	1,412,851	1,172,250	-

Cash at end of period	$3,976,571	$1,395,184	$3,976,571

Cash paid for interest	$6,392	$6,337	$111,340

Cash paid for income taxes	None	None	None

Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.
Conversion of preferred stock to common stock at various dates during 2006, $1,550,000.

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

1. The Company and Basis of Presentation

The Company

O2Diesel Corporation (“O2Diesel” or the “Company”) is in the development stage and has developed a proprietary additive product designed to enable distillate liquid transportation fuels to burn cleaner by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company's operations have continued to be focused on raising capital, performing research and development, and bringing its product to market.

O2Diesel Corporation's predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (“AAE”). On July 15, 2003, O2Diesel Corporation acquired all of the issued and outstanding shares of AAE in exchange for 17,847,039 shares of its common stock. As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization. AAE was considered to be the accounting acquirer. Accordingly, the historical financial statements of AAE are considered to be those of O2Diesel Corporation for all periods presented.

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

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 45,985,710 shares of the Company's common stock so that the total number of shares approved for listing is now 92,504,608. Our shares began to trade on the Exchange on July 1, 2004.

Basis of Presentation

The Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2006, the Company had working capital of $6,731,136 and had accumulated losses of $31,922,447. Further, management received notice in December 2004 from the AMEX that the Company was not in compliance with the listing standards of the Exchange, because it lacked the requisite amount of stockholders' equity. In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange's listing rules. To achieve that level of stockholder's equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the Plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.

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

As described under the “Subsequent Events” section, on September 15, 2006, the Company entered into an agreement with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company’s products. At closing, the Company will receive $1,000,000 and issue 1,371,742 shares of the Company’s common stock. As a condition of enforceability of the agreement against the Company the Asian supplier was required to fund the purchase price in an escrow account, which funds were received and deposited into escrow on October 19, 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

If the Company were to fail to return to full compliance with the Exchange's listing standards, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, the Company expects its shares would continue to be traded as a bulletin board stock.

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

$2.0 and $3.0 Million Private Placements

In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company's common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of the Company's common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, the Company was obligated to comply with certain conditions in connection with the private placements.

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

On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company's shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expenses) for the $3.0 million Private Placement, and these transactions are now closed.

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

As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

statement is not effective within one year of issuance of the underlying shares. A registration statement for this transaction became effective on May 15, 2006. The warrants expire forty-two months after the date of issuance. The Purchaser's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

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

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of September 30, 2006, the restrictions on all 100,000 shares issued under this contract have lapsed and such shares were earned and able to be sold.

$3.6 Million Private Placement

On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company's products. The parties entered into a Common Stock and Warrant Purchase Agreement for 6,419,840 shares of the Company's common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million USD at the then current exchange rates. The Company agreed to use these funds exclusively for the development of the European market (defined in the agreement as Spain, Germany, France, Portugal, Belgium, Netherlands and such other countries in the EU that the parties may agree to). The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company's products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company's product within the territory.

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

$4.0 and $2.5 Million Private Placements

On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$4.0 million Purchase Agreement”) with a UK investor (the “Investor”) for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the “$4.0 million Private Placement”). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Investor's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.5 million Purchase Agreement”) with a different European investor (the “2 nd Investor”) for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the “$2.5 million Private Placement”) before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The 2 nd Investor's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company's common stock during the period of negotiations for these private placements.

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

AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company's annual shareholder meeting on July 6, 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2006, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

Restricted Cash

On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million USD which is restricted to operational costs associated with developing markets in Europe. Prior to 2005, restricted cash consisted of cash held in the Company's bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds associated with the acquisition of AAE were released in equal amounts on October 15, 2003, and January 15, 2004.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, due to/from related parties, other receivables, accounts payable, accrued expenses and deferred grants approximate fair value because of their short-term nature.

Concentration of Credit Risk and Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral and it does not charge finance fees on outstanding trade receivables. The allowance is determined by analyzing historical data and trends, as well as specific customers' financial conditions. Past-due or delinquency status is based upon the credit terms for that specific customer from the date of delivery. Charges for doubtful accounts are recorded in selling and marketing expenses. Trade accounts receivables are written off against the allowance for doubtful accounts when collection appears unlikely.

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $19,038 and $52,121, respectively for the three and nine months ended September 30, 2005, and was $21,124, $62,820 and $259,457 respectively for the three and nine months ended September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of September 30, 2006, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $209,968. The Company recorded $150,500 and $358,763 in costs for the CityHome™ initiatives in excess of sponsorship fees during the three and nine months ended September 30, 2005 and $23,779, $112,532 and $982,506 of costs in excess of sponsorship fees for CityHome™ initiatives for the three and nine months ended September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006, respectively.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $1,818 and $6,833 for the three and nine months ended September 30, 2005 and were $1,991, $9,694 and $46,786 respectively for the three and nine months September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $500,000 for the year ended December 31, 2003, and $450,000 for the period October 14, 2000 (inception) to December 31, 2004. There were no advertising expenditures for the three and nine months ended September 30, 2006, or in 2005, 2004 or prior to 2003. In 2004, the Company terminated the contract and recovered $50,000 of the expense.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. As a result, the Company's net loss before taxes is $1,478,997, $1,654,620, and $1,654,620 respectively for the three and nine months ended September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006 higher than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25.

Prior to January 1, 2006, the Company's share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock -Based Compensation”, (SFAS 123). The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB Opinion 25 for certain options granted to non-employees of the Company based upon the intrinsic value.

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options had been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company obtained approval from the shareholders at the annual meeting on July 6, 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options promised to plan participants. Subsequent to this approval, the Board of Directors granted the promised 350,000 options and an additional 1,200,000 options to six other employees and consultants and one director. During the three months ended September 30, 2006, one employee who had been granted 100,000 options left the employment of the Company and forfeited them under the terms of the Incentive Plan.

Stock options generally vest over three years and will expire 10 years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting. Once these options are granted by the Board of Directors under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date. The assumptions used with this model for 2006 were an expected life of three years, a zero dividend yield, volatility of 209%, and a risk free interest rate of 5.09%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is to be amortized over the option's vesting period. Had compensation costs been determined in 2004 and 2005 based on the fair value at the grant date for awards under this plan consistent

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

with the method of SFAS No. 123, the impact on the Company's financial results for the years ended December 31, 2004 and December 31, 2005 would have been to record additional compensation cost, thereby increasing net loss allocable to common stockholders by $137,500 in 2004 and $767,285 in 2005. This would have increased the loss per common share allocable to common stockholders for the year ended December 31, 2004 by $.01 while for the year ended December 31, 2005 the effect would have been less than $.02 per common share. The following table displays the pro forma results of recognizing this compensation expense.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net Loss Allocable to Common Shareholders	$(1,802,685)	$(5,110,800)

Additional Compensation Expense	$(153,457)	$(690,557)

Pro Forma Net Loss Allocable to Common Shareholders	$(1,956,142)	$(5,801,357)

Pro Forma Net Loss Per Common Share (basic and diluted)	$(0.05)	$(0.17)

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders' (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of September 30, 2006, accumulated other comprehensive loss included $226 of cumulative losses from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. Revenue recognized was $2,694 and $5,195 for the three and nine months ended September 30, 2005, and was zero for the three and nine months ended September 30, 2006 and $7,682 for the period October 14, 2000 (inception) through September 30, 2006. As of September 30, 2006 the Brazilian subsidiary had total assets less current liabilities of $72,078. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At September 30, 2006, the Brazilian operations had aggregate losses of $1,553,152. The minority stockholder's portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholder is not assured.

In conjunction with the $3.6 million Private Placement, the Company maintained a deposit account of approximately 3,000,000€ in its Irish subsidiary. For the three months ended September 30, 2006, the Company recorded a foreign currency loss of $28,897 and for the nine months ended September 30, 2006 a gain of $251,560 as a result of this holding.

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2005 and for the three and nine months ended September 30, 2006, these subsidiaries incurred no activity and therefore had no profit or loss.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows presented herein from inception (October 14, 2000) through September 30, 2006 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2006. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2005 previously filed with the Securities and Exchange Commission.

3. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company's fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of September 30, 2006, the Company had incurred cumulative costs of $1,876,932 towards completion of the contract, leaving a balance of $162,719 in costs to complete the contract. From the inception of the contract in December 2002 through September 30, 2006, the Company billed NREL $1,473,435 of which $95,789 is included in other receivables as of September 30, 2006. In addition, the Company recorded $28,112 of unbilled receivables at September 30, 2006 under this appropriation.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company's fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount, or $899,067. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory, which executed a contract with the Company in the third quarter of 2006. NREL authorized the Company to incur up to $100,000 toward contract activities beginning on December 15, 2005. As of September 30, 2006, the Company had incurred cumulative costs of $303,678 towards completion of the contract, leaving a balance of $820,156 in costs to complete the contract. The company billed NREL $210,935, all of which is included in other receivables as of September 30, 2006. In addition, the Company recorded $32,007 of unbilled receivables at September 30, 2006 under this appropriation.

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company has received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company submitted a proposal to NREL and expects to have these funds under contract by the end of the fourth quarter 2006. These projects would be eligible for 80% reimbursement.

Appropriation from the U.S. Department of Defense (1)

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through September 30, 2006, the Company has received cash in excess of costs incurred of $296,096 and has recorded Deferred Grants at September 30, 2006 in the Consolidated Balance Sheet. All amounts billed had been received as of September 30, 2006. No additional reimbursements are expected from this appropriation.

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company's O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. The amount of the reduction will be added to a future contract through the Air Force. Billings under this contract are made monthly. As of September 30, 2006, costs totaling $1,011,215 had been incurred; of which $995,047 had been billed of which $229,606 is included in other receivables as of September 30, 2006. In addition, the Company recorded $16,168 of unbilled receivables at September 30, 2006 under this appropriation. At September 30, 2006 there is $1,349 available in costs to complete the contract.

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. Three milestones were achieved by September 30, 2006. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to EPA for “alternative fuel” status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada, Minot Air Force Base in North Dakota, and Warner Robins Air Force Base in Georgia. The Company billed and collected $455,000 on this project during 2006 based on the attained milestone(s) through September 30, 2006. The Company has recorded expenses of $200,244 against this contract through September 30, 2006, and issued billings in excess of costs of $254,756 and has recorded Deferred Grants at September 30, 2006 in the Consolidated Balance Sheet.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for expanded testing and verification of O2Diesel™. The Company expects to receive a contract for this amount during the fourth quarter of 2006, and to begin the work immediately. The Company can receive reimbursement from this appropriation of up to the entire $1,100,000.

4. Other Receivables

September 30, 2006
Other Receivables
ITC Appropriation	$229,606
NREL Appropriation	306,724
Reimbursement of expenses	4,419

$540,749

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

5. Accrued Expenses

September 30, 2006
Accrued Liabilities
Legal and professional	$109,729
Investor Relations	60,000
Other	86,378

$256,107

* Note; Within Investor Relations, the Company recorded an accrual for an investor relations outsourcing contract ($60,000).

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

7. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company's significant operating losses. The income tax benefit reflected in the accompanying consolidated statement of operations is the current benefit recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax asset as of September 30, 2006:

Income taxes
Net operating loss carryforwards	$8,348,000
Deferred revenue	608,500
Accrued expenses	162,000
Total deferred tax assets	9,118,500
Valuation allowance	(9,118,500)
Net deferred tax assets	$--

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At September 30, 2006, the Company had Federal and state net operating loss carryforwards of approximately $18.1 million for income tax purposes. If not used, these carryforwards expire through 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of September 30, 2006, the Company had an Irish net operating loss carryforward of approximately $540,000 which can be carried forward indefinitely, cumulative Spanish losses of approximately $347,000 which expire fifteen years after they are incurred, and a Brazilian net operating loss of approximately $1,325,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

8. Stockholders' Equity

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

As a result of the transaction, the historical financial statements of AAE are deemed to be those of the Company for financial reporting purposes. The equity accounts of AAE have been adjusted for the recapitalization to reflect the equity structure of O2Diesel, the legal acquirer. Specifically, the historical stockholders' equity of AAE prior to the transaction has been affected for the equivalent number of shares of O2Diesel common stock received in the transaction, with an offset to paid-in capital; the accumulated deficit of AAE was carried forward after the transaction; and the loss per share for all periods prior to the transaction was restated to reflect the number of

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

equivalent common shares received by AAE in the transaction.

Issuances of Common Stock

In connection with the merger between O2Diesel and AAE in July 2003, the Company completed a private placement of 3,333,333 shares of common stock at $1.50 per share. The private placement was partially effectuated through the issuance of a $4.0 million convertible note that was convertible into the Company's common stock at $1.50 per share. In October 2003, the Company repaid $1,677,500 of the note and the $2,322,500 balance was converted into 1,548,333 shares of common stock. The remaining 1,785,000 shares of common stock issuable under the private placement were issued to other parties in exchange for cash proceeds of $2,677,500. The expenses associated with the merger and subsequent issuances of shares were $795,650 and have been reflected as a reduction of paid-in capital.

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

$2.0 and $3.0 Million Private Placements

In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company's common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second private placement was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, the Company was obligated to comply with certain conditions. Further, the AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to seek shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.

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

On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company's shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expenses) for the $3.0 million Private Placement, and these transactions are now closed.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
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

As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. A registration statement for this transaction became effective on May 15, 2006. The warrants expire forty-two months after the date of issuance.

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

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ending September 20, 2006. As of September 30, 2006, the restrictions on all 100,000 shares issued under this contract have lapsed and such shares were earned and able to be sold.

$3.6 Million Private Placement

On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company's products. The parties entered into a Common Stock and Warrant Purchase Agreement for 6,419,840 shares of the Company's common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million USD at the then current exchange rates. The Company agreed to use these funds exclusively for the development of the European market. The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company's products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company's product within the territory.

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

$4.0 and $2.5 Million Private Placements

On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$4.0 million Purchase Agreement”) with a UK investor (the “Investor”) for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the “$4.0 million Private Placement”). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Investor's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.5 million Purchase Agreement”) with a different European investor (the “2 nd Investor”) for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the “$2.5 million Private Placement”) before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The 2 nd Investor's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company's Common Stock during the period of negotiations for these private placements.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company's annual shareholder meeting on July 6, 2006.

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

The Series A and B Preferred Stock do not pay dividends and shall have no voting power, except as may be provided by state law. The stated value of both the Series A and B Preferred Stock is $10.00 per share (“Stated Value”), and the liquidation preference with respect to a share of the Series A and B Preferred Stock shall be its Stated Value. The Series A and B Preferred Stock shall, as to redemptions and distribution of assets, dissolution, or winding up of the Company, rank (i) prior to any class of the Company's common stock, (ii) prior to any class or series of capital stock hereafter created that, by its terms, ranks junior to the Series A and B preferred Stock, (iii) junior to any class or series of capital stock of the Company hereafter created which by its terms ranks senior to the Series A and B preferred stock. The Series A and B Preferred Stock shall rank pari passu as to one another.

The Series A and B Preferred Stock may be converted at the option of the holder at any time following two years from the closing dates for the purchases of the preferred shares, which were March 3, 2004 and March 29, 2004, respectively. Except as specified in the Certificates of Designation, neither the holders of the Series A and Series B Preferred Stock nor the Company may demand that the preferred shares be redeemed. In the event that the Company engages in a transaction or a series of transactions that cause it to consolidate or merge with or into another entity, or permit any other entity to consolidate or merge with or into it, or undergo a change in control, the Company may demand that the holders convert all shares of the Series A and B Preferred Stock into shares of the Company's common stock. If the holders do not comply with such demand, the Company may redeem all shares of the Series A and B Preferred Stock at the Stated Value of each.

Each share of Series A Preferred Stock is convertible into shares of the Company's common stock, at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-five percent (25.0%) of the Series A Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series A Preferred Stock will never receive more than 8,000,000 or less than 2,000,000 shares of the Company's common stock upon conversion of the Series A Preferred Stock.

Each share of Series B Preferred Stock is convertible into shares of the Company's common stock, at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-seven and four tenths percent (27.4%) of the Series B Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series B Preferred Stock will never receive more than 7,500,000 or less than 2,054,795 shares of the Company's common stock upon conversion of the Series B Preferred Stock.

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these preferred stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. For the three and nine month period ended September 30, 2006, the Company recorded a deemed dividend to preferred shareholders of $0 and $5,581,133 and for the period October 14, 2000 (inception) through September 30, 2006 the Company recorded deemed dividends to preferred shareholders of $6,200,005 in the consolidated statements of operations.

The purchaser of the Series A Preferred Stock was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series A Fixed Conversion Price.

The purchaser of the Series B Preferred Stock was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

that would have been received at a conversion price of $1.82. The exercise price shall be the Series B Fixed Conversion Price.

In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 per share should certain sales targets be achieved. The warrant was to expire on July 10, 2006. None of the sales targets have been achieved under the Distribution Agreement and as of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel's common stock at a price of $2.00 per share, which expires on May 5, 2007.

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

Options

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Incentive Plan. At December 31, 2005 the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options had been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company obtained approval from the shareholders at the annual meeting on July 6, 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options committed to plan participants. Subsequent to this approval, the Board of Directors granted the promised 350,000 options and an additional 1,200,000 options to six other employees and consultants and one director. In accordance with the Incentive Plan, the options were awarded at various stages of vesting. During the three months ended September 30, 2006, one employee who had been granted 100,000 options left the employment of the Company and forfeited them under the terms of the Incentive Plan.

As of September 30, 2006, the Company had granted options to the following groups:

Directors	3,000,000
Officers	3,150,000
Employees & Consultants	1,250,000
Total	7,400,000

The following table shows the outstanding options granted under the 2004 Stock Incentive Plan:

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50
Granted in 2005	5,450,000	$1.50	8.9
Exercised in 2005
Forfeited or Expired
Outstanding at December 31, 2005	5,950,000	$1.50	9.8
Granted During the Nine Months Ended September 30, 2006	1,350,000	$1.28
	200,000	$1.50
Exercised During the Nine Months Ended September 30, 2006
Forfeited or Expired	(100,000)	$1.28
Outstanding at September 30, 2006	7,400,000	$1.46	9.1

Exercisable at September 30, 2006	5,178,750	$1.47	9.1

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
Restricted Stock Awards

On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year. In exchange for services, the Company will pay the consultant $7,250 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. In connection with the stock award, the Company recognized $30,500 of consulting expense in 2005. Pursuant to the terms of the consulting agreement, 75,000 shares of the restricted stock is earned by the consultant ratably over the term of the agreement. As of September 30, 2006, the restrictions on all 100,000 shares issued under this contract have lapsed and such shares were earned and able to be sold.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of September 30, 2006:

Common Shares Outstanding		73,753,272

Reserved For Future Issuance
Options Granted to officers and directors	5,950,000
Options Promised Directors, Employees and Consultants	1,450,000
Restricted stock to employees and consultants	500,000
Warrants	11,620,765	19,520,765

Total shares issued and outstanding and reserved for future issuance 9/30/06		93,274,037

9. Related Party Transactions

A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company paid $7,632 and $21,211 for the three and nine months ended September 30, 2005 and paid $5,221, $15,505 and $179,851 respectively for the three and nine months ended September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006, to the company controlled by the former Chairman. The company has accrued $9,525 for services performed for the three months ended through September 30, 2006 that are still unpaid.

Included in receivables due from related parties at September 30, 2006 is $42,984 which is related to travel advances made to employees and directors.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $52,109 and $225,025 for the three and nine months ended September 30, 2005 and $37,352, $137,060 and $428,444 for the three and nine months ended September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006.

10. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of September 30, 2006, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases

2006	$27,215
2007	101,463
2008	89,780

Total	$218,458

Rent expense under the leases with unrelated parties was $19,082 and $57,247 for the three and nine months ended September 30, 2005 and was $26,798, $79,896 and $252,071 respectively for the three and nine months ended September 30, 2006 and for the period October 14, 2000 (inception) through September 30, 2006.

Truck Loan

On November 4, 2004, the Company purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase, the Company financed $23,000 with a local bank, and the loan was secured by the truck. The

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

note bore interest at 7.00 % and was payable in 24 monthly installments of $1,031 with the final payment due in November 2006. The Company disposed of the truck in November 2005 and received proceeds of $11,900 which were used to pay off the balance of the loan.

11. Subsequent Events

On September 15, 2006, the Company entered into an agreement with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company’s products.

The parties entered into a Common Stock and Warrant Purchase Agreement ("$1.0 million Purchase Agreement") for 1,371,742 shares of the Company’s common stock at a purchase price of $0.729 per share in a private placement for total proceeds of $1,000,000. As a condition of enforceability of the Agreement against the Company the Asian supplier was required to fund the purchase price in an escrow account, which funds were received and deposited into escrow on October 19, 2006.

As part of the sale, the Company will issue warrants to purchase 685,871 shares of common stock at an exercise price of $0.972 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance. The Asian supplier’s obligation to purchase the shares is subject to the Company satisfying certain additional conditions. The Company anticipates that this financing will close within 30 days.

The parties also entered into a Supply and Distribution Agreement (the “Supply Agreement”), in which the parties will jointly develop the market for O2Diesel™ in South Asia and Asia Pacific during a five year period. As part of the Supply Agreement, the Asian supplier will be the exclusive distributor of O2Diesel™ within the territory.

As part of the transaction, upon certain purchases of O2Diesel™, the Company has agreed to sell up to an additional $250,000 of its common stock to the Asian supplier at a purchase price of $0.729 per share for 342,936 shares and to issue warrants to purchase up to 685,871 shares of common stock at an exercise price of $1.1664 per share. These warrants expire sixty-six months after the date of issuance.

The purchase price of this transaction represented a discount of approximately 25% in comparison to the prevailing market price of the Company's common stock during the period of negotiations for this private placement.

On November 9, 2006, the Company entered into Amendment No. 1 to the $1.0 million Purchase Agreement with the Asian supplier. The amendment corrected the minimum purchase amount of additive for the purchase of additional shares by the Asian supplier. There were no other changes to the $1.0 million Purchase Agreement.

The common stock and the warrants will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Business Plan

Overview

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through September 30, 2006.

O2Diesel's predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc (“AAE”). On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock (the “Offer”). As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the historical consolidated financial statements of AAE are considered to be those of O2Diesel for all periods presented.

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

On December 29, 2004, the Company consummated a merger (the “Reincorporation Merger”) with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation (“O2Diesel Delaware”), in order to reincorporate in the State of Delaware (the “Reincorporation”). The Reincorporation Merger was affected pursuant to an Agreement and Plan of Merger entered into between the Company and O2Diesel Delaware on December 29, 2004. The Reincorporation was submitted to a vote of, and approved by, the Company's shareholders at its annual meeting held on August 16, 2004. As a result of the Reincorporation, the legal domicile of the Company is now Delaware. The merger became effective on December 31, 2004.

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

The Series A and B Preferred Stock do not pay dividends and shall have no voting power, except as may be provided by state law. The stated value of both the Series A and B Preferred Stock is $10.00 per share (“Stated Value”), and the liquidation preference with respect to a share of the Series A and B Preferred Stock shall be its Stated Value. The Series A and B Preferred Stock shall, as to redemptions and distribution of assets, dissolution, or winding up of the Company, rank (i) prior to any class of the Company's common stock, (ii) prior to any class or series of capital stock hereafter created that, by its terms, ranks junior to the Series A and B preferred Stock, (iii) junior to any class or series of capital stock of the Company hereafter created which by its terms ranks senior to the Series A and B preferred stock. The Series A and B Preferred Stock shall rank pari passu as to one another.

The Series A and B Preferred Stock may be converted at the option of the holder at any time following two years from the closing dates for the purchases of the preferred shares, which were March 3, 2004 and March 29, 2004, respectively. Except as specified in the Certificates of Designation, neither the holders of the Series A and Series B Preferred Stock nor the Company may demand that the preferred shares be redeemed. In the event that the Company engages in a transaction or a series of transactions that cause it to consolidate or merge with or into another entity, or permit any other entity to consolidate or merge with or into it, or undergo a change in control, the Company may demand that the holders convert all shares of the Series A and B Preferred Stock into shares of the Company's common stock. If the holders do not comply with such demand, the Company may redeem all shares of the Series A and B Preferred Stock at the Stated Value.

Each share of Series A Preferred Stock is convertible into shares of the Company's common stock, at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-five percent (25.0%) of the Series A Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series A

Preferred Stock will never receive more than 8,000,000 or less than 2,000,000 shares of the Company's common stock upon conversion of the Series A Preferred Stock.

Each share of Series B Preferred Stock is convertible into shares of the Company's common stock, at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-seven and four tenths percent (27.4%) of the Series B Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series B Preferred Stock will never receive more than 7,500,000 or less than 2,054,795 shares of the Company's common stock upon conversion of the Series B Preferred Stock.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. For the three month and nine month periods ended September 30, 2006, the Company recorded deemed dividends to preferred shareholders of $0 and $5,581,133. For the period October 14, 2000 (inception) through September 30, 2006 the Company recorded deemed dividends to preferred shareholders of $6,200,005 in the consolidated statements of operations, which represents the complete recognition of deemed dividends.

The purchaser of the Series A Preferred Stock was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series A Fixed Conversion Price.

The purchaser of the Series B Preferred Stock was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series B Fixed Conversion Price.

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

The Company's audited consolidated financial statements for the year ended December 31, 2005, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2005 audited consolidated financial statements to highlight that the Company's accumulated losses and working capital deficit raised substantial doubt about the Company's ability to continue as a going concern.

The Company's unaudited financial statements for the three and nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2006, the Company had a working capital surplus of $6,731,136 and had accumulated losses of $31,922,447.

Further, the Company was notified in December 2004 by the AMEX that it was no longer in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. AMEX requires that minimum levels of stockholders' equity be maintained. O2Diesel was not in compliance because its stockholders' equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel must have stockholders' equity of $6.0 million by June 2006 and maintain this level going forward.

In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange's listing rules. To achieve that level of stockholders' equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005 the Company determined that it could not meet certain conditions of the Plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company will be in compliance by June 2006.

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

As described under the "Subsequent Changes In Securities" section, on September 15, 2006, the Company entered into an agreement with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company's products. At closing, the Company will receive $1,000,000 and issue 1,371,742 shares of the Company's common stock. As a condition of enforceability of the agreement against the Company the Asia supplier was required to fund the purchase price in an escrow account, which funds were received and deposited into escrow on October 19, 2006.

If the Company were to fail to return to full compliance with the Exchange's listing standards, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, the Company expects its shares would continue to be traded as a bulletin board stock.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

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

$2.0 and $3.0 million Private Placements

In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company's common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of the Company's common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million (“$2.0 million Private Placement”) and the second was for just over $3.0 million (“$3.0 million Private Placement”, and together with the $2.0 million Private Placement, the “Private Placements”). As part of these transactions, the Company was obligated to comply with certain conditions in connection with the Private Placements.

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

As part of this sale, the Company also issued warrants to purchase 1,614,035 shares of common stock at an exercise price of $1.425 per share during the period of six months to forty-two months subsequent to issuance or at a cashless exercise if a registration statement is not effective within one year of issuance. A registration statement for this transaction became effective May 15, 2006. The warrants expire forty-two months after the date of issuance. The Purchaser's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

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

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vested over the one year period ended September 30, 2006. As of September 30, 2006, the restrictions on all 100,000 shares issuable under this contract have lapsed and such shares were earned and able to be traded.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

$3.6 million Private Placement

On October 28, 2005, the Company entered into an agreement with a European producer of bioethanol to provide funding and commercial support to develop the European market for the Company's products. The parties entered into a Common Stock and Warrant Purchase Agreement for 6,419,840 shares of the Company's common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million USD at the then current exchange rates. The Company agreed to use these funds exclusively for the development of the European market. The parties also entered into a Commercial Agreement, in which the investor and the Company will jointly develop the market for the Company's products in Europe during a five year period. As part of the Commercial Agreement, the investor will be the exclusive supplier of the ethanol to be used in the blending of the Company's product within the territory.

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

$4.0 and $2.5 million Private Placements

On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$4.0 million Purchase Agreement”) with a UK investor (the “Investor”) for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the “Private Placement”). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The Investor's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement (“$2.5 million Purchase Agreement”) with a different European investor (the “2nd Investor”) for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the “Private Placement”) before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. The 2nd Investor's obligation to purchase the shares was subject to the Company satisfying certain additional conditions.

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company's Common Stock during the period of negotiations for these private placements.

Subsequent to entering into these agreements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement. Both transactions closed and the warrants were issued on April 27, 2006

The AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company's annual shareholder meeting on July 6, 2006.

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

Operations

During the third quarter of 2006, we continued our efforts to generate sales to our targeted fleet customers in North America and Brazil, while also starting to develop targeted demonstrations in Europe.

United States and Canada:

Our focus for the U.S. and Canada has been to target key geographical areas and specific diesel markets based upon:

•	Current and projected quantity of diesel fuel consumption;

•	High-population centers under strict air quality regulations;

•	Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

•	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

•	Off-road construction equipment;

•	Diesel equipment used by port facilities and large-scale mining operations; and

•	Military installations in non-combat vehicles.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

In the U.S., O2Diesel's third quarter sales and marketing efforts for fleet sales were focused in the state of California and in the Midwest. In Canada, we intend to focus our efforts on the country's large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the U.S., no significant resources will be devoted to Canada.

In the third quarter of 2006, the Company experienced continued commercial success with its activities at the Port of Long Beach and is currently pursuing additional opportunities in this market segment. The Company also announced that the U.S. Air Force had approved the expansion of its successful test demonstration with a USAF base in Nevada, both in the number of vehicles to be used and the length of time the demonstration will now run. Our other test demonstrations at a large coal mining operation in Wyoming and a municipal waste fleet in California have been maintained as well.

We also continued to devote resources to our CityHome™ marketing program as a means of accelerating sales and developing operating and performance data. CityHome™ is a marketing and sales initiative directed at city and recently school transit agencies across the United States as an opportunity to improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

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

In the third quarter of 2006, we had four cities using O2Diesel™ in CityHome™ installations, and we were in discussion with several others to participate in the program. To date, we have used this initiative as an important component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for our current CityHome™ programs, the current fleet demonstrations being executed under this program have continued to require significant financial support from the Company. As a result, during the second quarter we decided to limit new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. In addition, our participation in one of our CityHome fleets (Des Moines) was reduced to a small number of vehicles due to issues relating to continued water contamination of the fuel supplied to this fleet.

During the third quarter of 2006, the Company announced an additional CityHome™ initiative in the Midwest with a company that operates both school bus and tour bus fleets. This program is the beginning of what is intended to be a larger program to fuel several school bus fleets in the Midwest. The Company anticipates it will add several other school bus fleets to the program in the fourth quarter.

We have also expanded our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers in the third quarter of 2006. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. As of September 30, 2006, the Company had succeeded in negotiating supply agreements with two ethanol industry groups to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

During the third quarter of 2006, we pursued additional discussions and initiatives in Europe to test our fuel and to determine the market size and regulatory hurdles to be overcome to gain wider acceptance of our fuel in Europe. These discussions involved municipal transit systems, a waste truck fleet and a port facility. We expect these activities to develop into demonstration programs within the next two quarters.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended September 30, 2006, the Company continued its efforts to register O2Diesel™ fuel with the EPA and continued to conduct a revised series of tests to qualify O2Diesel™ as a California Diesel Emissions Control Strategy (DECS) both as a stand alone fuel and in conjunction with various exhaust after treatment devices, such as both direct oxidation catalysts (DOC's) and Diesel Particulate Filters (DPF's). During this quarter, the Company announced that it had received in excess of $1.0 million in funding from the U.S. Department of Energy to verify its fuel as a California DECS.

In addition, we submitted a draft specification for our fuel for the purpose of proposing a ballot for incorporation of this fuel as an American Society for Testing and Materials (ASTM) specification later in 2006. This work has taken longer than originally anticipated, and final regulatory approvals for these ballot submissions are not expected prior to the end of 2006.

Finally, during the third quarter of 2006 we began the application process with NREL to expand the use of our government grant funding in both current and proposed fuel demonstrations as a means of increasing our test data and practical experience.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

Brazil:

In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. We have established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In addition, the cost of ethanol in Brazil remains relatively high, making it difficult to produce our blended fuel at a cost competitive level. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to reduce our overhead and scaled back our marketing plans until we have a solid base of customers in Brazil. During the third quarter of 2006, we continued our support of three test fleets and entered into negotiations with a fourth municipal bus fleet in Curitiba.

Brazil's fuel distribution system is more concentrated than in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. In January 2005, we signed a Memorandum of Understanding with a company reported to be the sixth largest fuel distributor in Brazil. This company was to serve as our exclusive distributor for O2Diesel™ in the South and Southeastern regions of Brazil. This Memorandum of Understanding is no longer in place, since O2Diesel has decided to cooperate on a non-exclusive basis with Brazil's largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. BR/Petrobrás is to supply readily blended O2Diesel fuel to the municipality of Rio de Janeiro. Failure to attract additional distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.

Europe:

In Europe, the Company continued its efforts to define the EU regulatory requirements and to identify market opportunities for testing and potential commercialization. Our efforts in this region focused on developing fuel blending capability, identifying flame arrestor and other hardware requirements for fleet fueling, working with local and EU regulators to clarify the application of existing regulations to ethanol-diesel as an alternative fuel, establishing procedures to be used to manage fleet conversions to our fuel and discussing test demonstration opportunities. As of September 30, 2006, the Company had identified two municipal transit fleets and a port facility that were interested in evaluating O2Diesel™ fuel during test demonstrations.

Technical and Logistical Issues

Significant technical and logistical issues continued to affect our ability to generate sales in the third quarter of 2006. While we have made substantial progress in addressing these challenges over the course of the year, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive supplies of fuel grade ethanol, (4) insuring that fuel tanks are appropriately cleaned, and (5) obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome these challenges and to position O2Diesel™ as a premium clean-burning fuel.

Under the first element of our strategy, we have signed distribution agreements with nine jobbers, who in turn have centrally fueled fleets as their customers. We sell additive to these jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel's sales force and technical staff work jointly with each jobber and the jobber's customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel's technical staff works closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

In addition, our sales force plans to market and sell O2Diesel™ directly to companies, governmental port facilities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction municipalities, and mining companies as well as port cargo handling facilities and agricultural users. To date, these customers have only included centrally fueled truck fleets and cargo handling facilities at a major port. In these transactions, the Company will maintain a similar working relationship with the customer's blending facilities and staff as it does with third party jobbers.

Secondly, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement proved to be a serious issue in 2004 and early 2005, and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs were not yet available as an "off the shelf item" for use with O2Diesel™ during this time. At the end of the third quarter, 2006, the flame arrestor challenge had been largely resolved for the vehicles within O2Diesel’s target markets.

Third, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to during the remainder of 2006. We are currently working closely with the industry to identify ethanol suppliers who meet our criteria. As of September 30, 2006, we had succeeded in obtaining contracts with two ethanol industry groups to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

In order to ensure fuel quality, we have developed a quality control function that constantly tests the ethanol used by all customers. In addition, we have learned that it is necessary to test the quality of diesel blended with our additive and ethanol. Establishing our own laboratory facility has been a significant help to us in developing quality control standards, and for carrying out the tests that are necessary in preparing a fleet for conversion to use O2Diesel™. Additionally, the Company has installed several testing devices in the field so that samples can be evaluated more efficiently than with a centralized laboratory alone. None of these tests are time consuming or technically difficult, but they are critical to ensuring that our product functions as intended. As we gain more experience, it may not be necessary to conduct the level and frequency of tests that we expect to do over this coming year.

The Company has seen that even with a reliable supplier, the price of ethanol can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support, and the availability and price of competing products. For example, many petroleum refiners have recently replaced methyl tertiary butyl ether (MBTE) in gasoline with ethanol during the second quarter of 2006. The replacement of this ingredient in gasoline has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. A benefit of this phenomenon has been to increase the availability of ethanol at petroleum terminals when compared to the recent past. However, the rise in the cost of ethanol has made the price of O2Diesel™ fuel increase in relation to conventional diesel fuel during the third quarter of 2006. It is the Company's strategy to contract with third parties to help control the costs of ethanol and reduce short-term exposure to price fluctuations. In addition, as a possible means of securing ethanol on favorable terms, we are examining the feasibility of acquiring an ownership interest in sites in which ethanol production facilities may be constructed or existing ethanol production facilities that are currently operating.

Another concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that may use the fuel. In particular, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer's refueling station. We have made important strides in working with customers to insure that their storage facilities are compatible with O2Diesel™ and have now included this step as a critical component of our implementation planning process.

The Company has taken several steps in 2005 and 2006 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we plan to work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customer's fleet maintenance staff about handling and storing O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.

Our present planning methodology is based on a 40-day implementation time frame that requires the project to be a joint effort utilizing the customer's employees and identifies the timing and costs that the customer can expect. During 2005, we continued the research and development efforts begun in 2004 to design and to identify flame arrestors, adaptors and other equipment for vehicles that use O2Diesel™. Some of these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. In 2006, other flame arrestors will be developed and subjected to the required tests. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles could increase our costs and may increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market. To support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program are currently being evaluated.

All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers to complete much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel™ may be further limited by the availability of the customers' vehicles to be in one place long enough to effect the required changes. In some cases for safety, insurance or union reasons, customers will require that they complete all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel. The Company anticipates that the work achieved in 2005 and 2006 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

The technical challenges over this past year have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which is helpful as we continue our efforts to commercialize our technology in the U.S., Europe and other markets. We have been encouraged by the fact that among our customers, we have a municipal bus fleet and a port facility that have been successfully utilizing the fuel for more than one year. In the third quarter, the municipal customer received an award for innovation from its public transit association for the success it achieved in reducing emissions through the use of O2Diesel™ fuel. Even though we have gained a significant amount of technical knowledge, we will continue to refine our efforts in this area in order to improve our ability to bring on greater numbers of customers and to better predict the cost and timing of the work required to have fleets conform to the requirements of using our product.

Third Quarter Summary

Operating results during the nine month period ended September 30, 2006 showed mixed results in comparison to those during the nine month period ended September 30, 2005. Although still modest, sales improved by 65% from $85,175 (nine months ended September 30, 2005) to $141,201 (nine months ended September 30, 2006) due in large part to a sale to Energenics (the Company’s recently announced distributor for Asia) that was recognized in the 3rd quarter and the continuation of our CityHome™ programs. An additional benefit of the sale to our Asian customer was the Company’s ability to have the additive for this customer manufactured at a lower cost. Thus, even though cost of goods sold increased during the quarter due to increased sales, the gross margin for third quarter sales improved. Selling and marketing expenses for the nine month period ended September 30, 2006 were approximately $250,000 lower than during the nine month period ended September 30, 2005, reflecting the reduction in expenses to support the CityHome™ programs that are now running. Product testing and government grant expenses (net) in the nine months ended September 30, 2006 were approximately $550,000 lower than in the period ended September 30, 2005 due to an increase in billings to the contractors, an improvement in the Company's internal processing of these charges and a reduction in laboratory expenses. The Company was able to generate a substantial invoice due to the execution of a DOE contract in the 3rd quarter which recaptured costs incurred throughout the year. During the three months ended September 30, 2006, the Company generated an invoice on this contact for approximately $211,000, of which approximately $163,500 represented recaptured costs performed prior to the third quarter. General and administrative expenses for the nine months ended September 30, 2006 were approximately $2,600,000 higher than for the nine months ended September 30, 2005 due to the recognition of approximately $1,650,000 in share based compensation required by SFAS 123(R). Other factors contributing to the increase include greater payroll, fringe benefits and travel expenses related to an increase in the number of employees and higher liability insurance costs in comparison to the period ended September 30, 2005.

Cash Requirements, Liquidity and Risk Factors

Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at September 30, 2006, we will need to raise additional funds in 2006. Even with the capital raised in 2005 and early 2006, we believe it will be necessary to raise additional funds in 2006 to allow us to execute our business plan and to be in compliance with the AMEX's listing standards.

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan. This overdraft facility was repaid and canceled during 2003 and the vehicle loan was paid off in November 2005. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. In the third quarter of 2006, the Company continued to have favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive.

AMEX requires that minimum levels of stockholders' equity be maintained. O2Diesel was not in compliance because its stockholders' equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders' equity of $6.0 million by June 2006. In accordance with the procedures of the AMEX, we filed a plan (“Plan”) with it to demonstrate the steps we will take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the AMEX's listing rules. To achieve that level of stockholders' equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005 the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006.

The Company believed it needed to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believes it must raise an additional $3.5 million in equity during the remainder of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.

As described earlier in this section, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of $592,692 (after expenses) as part of its efforts to meet these requirements. Between May 31 and June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation for proceeds of $865,452 (after expenses). In addition, as described more fully above, the Company closed two private placements totaling $6.5 million as part of this effort. On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised. In 2005, we raised new equity of approximately $11.1 million, before payment of expenses. As stated previously, even with the fund raising completed in 2005, and the $8.0 million raised during the first nine months of 2006, we will need to raise additional equity in 2006. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $72,701 and $141,201 in sales and had sponsorship income of $9,375 and $46,371 associated with the CityHome™ programs for the three and nine months ended September 30, 2006. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™, other than our supply requirements for Energenics. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

Research & Development

The Company has sixty-four individual patent applications covering nine different fuel and additive inventions relating to proprietary products registered with the international WIPO (PCT) Registration System. Five inventions currently have patents granted in a total of twenty-nine countries and patents are pending in fifteen other countries. An additional twenty patents relating to the remaining four inventions are pending. The Company is now working to prosecute these later patents at the national level and expects to receive grants on these pending items during the next two years. During this period, O2Diesel's intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

Of the nine inventions, four are jointly owned by the Company and Cognis. All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. We also have a number of patents that have been issued that relate to the predecessor technology of 02D05. As a strategic measure, we continue to fund all costs necessary to maintain some of these patents. O2Diesel is the sole owner of these latter patents, which in general cover the use and composition of its prior generation technology.

We have filed trademark registration applications in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel as well as a figurative logo of the words.

As mentioned earlier, we developed a new marketing initiative in 2004 which is styled as CityHome™. On November 11, 2004, we filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. Final approval of the trademark was received in April 2006. An application was also filed for the trademark “TODAY'S CLEAN AIR SOLUTION TOMORROW'S BRIGHTER FUTURE” covering one class of goods and services.

During 2005, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, through September 30, 2006, we incurred external expenses of $1,934,736 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

Throughout the first nine months of 2006, we had government test programs in progress with total remaining costs to complete of approximately $2.0 million. Under these programs, a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

Included in the foregoing programs are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and to test it in California in a fleet of refuse trucks. Other programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. Still other tests will include using O2Diesel™ in large mining equipment as well as seeking to obtain a military procurement specification for the fuel. In January 2006, we initiated a project to develop a fuel that would meet EPA's alternative fuel requirements for the military. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense. All of these test procedures are complicated and may take considerable time to complete. At this point, we are at an early stage so that it is not possible to predict when this work will be completed or if we will obtain the desired results once it is completed.

We will also continue to devote time and resources to the design and development of flame arrestor technology for new customer applications. We have found that this is more labor intensive and time consuming rather than requiring large outlays of capital. Most of the design work is being performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers.

We are also working to refine our additive formulation in order to reduce its cost and increase its performance. We expect this work to continue in 2006. In this regard, we have registered a second additive package with the Environmental Protection Agency that is more robust with respect to water tolerance.

In 2006, we anticipate spending a total of approximately $20,000 for various fuel and vehicle tests in Brazil.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

Employees

As of September 30, 2006, O2Diesel has nineteen full-time employees of which fifteen are in the U.S., three are in Brazil and one is in Europe. We have one part-time employee. Currently, we rely extensively on consultants to assist us with business development, commercializing our technology and to provide help in key technical areas. At present, we use ten consultants in the United States; five in marketing and business development; one for investor relations; one field technician; one laboratory technician; one chemist and one in regulatory affairs. In Europe, we use two consultants; one in regulatory affairs and one in general management.

We will add new personnel in 2006 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2006. We anticipate continuing to employ twelve consultants serving in most of the same capacities in 2006.

Subsequent Events

None.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel's disclosure controls and procedures (as such term is defined in Rules13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, O2Diesel's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal quarter, there have not been any changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006

For both the $4.0 and the $2.5 million Private Placements, the purchase price represented a discount of approximately 10% in comparison to the prevailing market price of the Company's Common Stock during the period of negotiations for these private placements.

Subsequent to entering into the $4.0 and the $2.5 million Private Placements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement.

AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company's annual shareholder meeting on July 6, 2006.

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

SUBSEQUENT CHANGES IN SECURITIES

On September 15, 2006, the Company entered into an agreement with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company’s products.

The parties entered into a Common Stock and Warrant Purchase Agreement ("$1.0 million Purchase Agreement") for 1,371,742 shares of the Company’s common stock at a purchase price of $0.729 per share in a private placement for total proceeds of $1,000,000. As a condition of enforceability of the Agreement against the Company the Asian supplier was required to fund the purchase price in an escrow account, which funds were received and deposited into escrow on October 19, 2006.

As part of the sale, the Company will issue warrants to purchase 685,871 shares of common stock at an exercise price of $0.972 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance. The Asian supplier's obligation to purchase the shares is subject to the Company satisfying certain additional conditions. The Company anticipates that this financing will close within 30 days.

The parties also entered into a Supply and Distribution Agreement (the “Supply Agreement”), in which the parties will jointly develop the market for O2Diesel™ in South Asia and Asia Pacific during a five year period. As part of the Supply Agreement, the Asian supplier will be the exclusive distributor of O2Diesel™ within the territory.

As part of the transaction, upon certain purchases of O2Diesel™, the Company has agreed to sell up to an additional $250,000 of its common stock to the Asian supplier at a purchase price of $0.729 per share for 342,936 shares and to issue warrants to purchase up to 685,871 shares of common stock at an exercise price of $1.1664 per share. These warrants expire sixty-six months after the date of issuance.

The purchase price of this transaction represented a discount of approximately 25% in comparison to the prevailing market price of the Company's common stock during the period of negotiations for this private placement.
On November 9, 2006, the Company entered into Amendment No. 1 to the $1.0 million Purchase Agreement with the Asian supplier. The amendment corrected the minimum purchase amount of additive for the purchase of additional shares by the Asian supplier. There were no other changes to the $1.0 million Purchase Agreement.

The common stock and the warrants will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of shareholders was held on July 6, 2006 in Newark, Delaware. Of the 72,465,415 shares of common stock outstanding as of the record date of May 30, 2006, 48,081,289 shares, or 66.4% of the Company's capital stock, were present or represented by proxy at the meeting, constituting a quorum.

The following proposals were approved by the shareholders:

1.
Elect Mr. David L. Koontz, Mr. Gerson Santos-Leon and Mr. Jeffrey L. Cornish as Class B directors to hold office until the 2009 annual meeting of stockholders or until their respective successors are duly elected and qualified,

Votes Cast	Koontz	Santos-Leon	Cornish
For	47,559,968	47,580,008	47,579,341
Against	22,638	2,598	3,265
Abstain	498,683	498,683	498,683
Not Voted

Total	48,081,289	48,081,289	48,081,289

2.
Ratify and approve the issuance of shares of Common Stock in connection with a private placement of Common Stock to accredited investors to the extent that such issuance would require shareholder approval under the rules of AMEX;

Issuance
Votes Cast	of Shares
For	25,518,919
Against	318,805
Abstain	32,872
Not Voted	22,210,693

Total	48,081,289

3.	Ratify the appointment of Mayer Hoffman McCann P.C. to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006;

Mayer-Hoffman
Votes Cast	Auditor
For	47,902,760
Against	131,877
Abstain	46,651
Not Voted	1

Total	48,081,289

4.	Approve an amendment to increase the number of shares authorized under the O2Diesel Corporation 2004 Stock Incentive Plan; and

Stock
Votes Cast	Plan
For	25,201,035
Against	615,559
Abstain	54,002
Not Voted	22,210,693

Total	48,081,289

5.	Approve an amendment to the Company's Certificate of Incorporation to increase the number of shares authorized.

Increase
Votes Cast	Shares
For	47,045,679
Against	927,764
Abstain	107,845
Not Voted	1

Total	48,081,289

ITEM 5. OTHER INFORMATION.

On November 9, 2006, the Company entered into Amendment No. 1 to the Common Stock and Warrant Purchase Agreement with the Asian supplier. The amendment corrected the minimum purchase amount of additive for the purchase of additional shares by the Asian supplier. There were no other changes to the Common Stock and Warrant Purchase Agreement.

A copy of Amendment No. 1 is filed as Exhibit 10.6 and is incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2006
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith.

Exhibit
Number	Description

10.1	Form of Incentive Stock Option Agreement (1)

10.2
Common Stock and Warrant Purchase Agreement. O2Diesel applied for confidential treatment with respect to certain portions of this agreement, which have been omitted, pursuant to Rule 24b-2 if the Securities Exchange Act of 1934, as amended. (2)

10.3
Supply and Distribution Agreement. O2Diesel applied for confidential treatment with respect to certain portions of this agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (2)

10.4	Form of Warrant (2)

10.5	Form of Additional Warrant (2)

10.6
Amendment No. 1 to the Common Stock and Warrant Purchase Agreement. O2Diesel applied for confidential treatment with respect to certain portions of this agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed as an exhibit to the Company's current report on Form 8-K/A on July 28, 2006, and incorporated herein by reference.

(2)	Filed herewith.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: November 14, 2006	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)