Form 10KSB
period 2006-12-31
O2DIESEL CORP
filed 2007-03-27
CIK 1117458

Form 10KSB

O2DIESEL CORP - OTD

Filed: March 27, 2007 (period: December 31, 2006)

Annual report filed by small businesses

Table of Contents

PART I
Item 1.	Description Of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan Of Operation
Item 7.	Financial Statements
Item 8.	Changes In And Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions, and Director Independence
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
SIGNATURES

EX-21 (EX-21)

EX-31.1 (EXHIBIT 31.1)

EX-31.2 (EXHIBIT 31.2)

EX-32.1 (EXHIBIT 32.1)

O2Diesel Corporation
(A Development Stage Company)
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark one)

☑	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
OR

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition Period from _____________ to _____________.

Commission file number: 001-32228
O2Diesel Corporation
(Name of small business issuer in its charter)

Delaware	91-2023525
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Commerce Drive Suite 301 Newark, Delaware	19713
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (302) 266-6000
Securities registered under Section 12(b) of the Exchange Act:

Name of exchange on
(Title of Class)	which registered
Common Stock, $0.0001 par value	The American Stock Exchange

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

Registrant’s revenues for its most recent fiscal year: $250,934

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2007 computed by the average bid and asked price as of March 16, 2007, at which the stock was sold, was $55,794,630, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 16, 2007, the registrant had 76,431,001 shares of common stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐  No  ☑
DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference are listed in the Exhibit Index.

O2Diesel Corporation
(A Development Stage Company)
INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

PAGE
PART I
Item 1 Description of Business	4
Item 2 Description of Property	11
Item 3 Legal Proceedings	11
Item 4 Submission of Matters to a Vote of Security Holders	11

PART II
Item 5 Market for Common Equity and Related Stockholder Matters	11
Item 6 Management’s Discussion and Analysis or Plan of Operation	15
Item 7 Consolidated Financial Statements	22
Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 8A Control and Procedures	22
Item 8B Other Information	22

PART III
Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	23
Item 10 Executive Compensation	25
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters	29
Item 12 Certain Relationships and Related Transactions, and Director Independence	31
Item 13 Exhibits	31
Item 14 Principal Accountant Fees and Services	33

SIGNATURES	34
Exhibit Index	31

CERTIFICATIONS

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

O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel’s management as well as on assumptions made by and information currently available to O2Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of our products and failure to capitalize upon access to new markets and failure in obtaining the quality and quantity of ethanol necessary to produce our product at competitive prices. O2Diesel disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. “O2Diesel” and “CityHome” are trademarks of O2Diesel Corporation.

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

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 48,043,323 shares of the Company’s common stock so that the total number of shares approved for listing is now 94,562,221. Our shares began to trade on the exchange on July 1, 2004.

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

The Company’s audited consolidated financial statements for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2006, the Company has a working capital surplus of $6,637,669 but has accumulated losses of $33,086,440. Management has concluded that additional equity must be raised in 2007 in order for the Company to have sufficient cash to execute its business plan, and to be in compliance with the AMEX’s listing requirements.

As set forth in Part II, Item 5 of this report, management has stated that, as part of its 2005 plan submitted to and accepted by the AMEX, total equity of approximately $10.5 million, inclusive of the already completed $2.0 million, $3.0 million and $2.3 million private placements, would need to be raised in order for the Company to be in compliance with the listing standards of the AMEX by June 2006. In December 2005, the Company determined that it could not meet certain conditions of this plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. In the amended plan developed by the Company, management indicated that if it were to be successful in raising $7.0 million prior to June 2006 and an additional $3.5 million in equity in the second half of 2006, it would have sufficient cash to execute its business plan through December 31, 2006, and to be in compliance with the listing standards of the AMEX by June 2006.

As described later in Part II, Item 5 of this report, the Company collected $592,692 (after expenses) and $865,452 (net of expenses) in two warrant exercises and closed three private placements totaling $7.5 million as part of this effort. The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list its common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements. The Company believes that it will not be able to meet the AMEX listing requirements for equity as of the end of the first quarter of 2007. However, as described in the Subsequent Events section (Note 11 to the Financial Statements), the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007, which we believe will enable us to meet or exceed these requirements, once the registration statement for such shares is effective.

Since July 2003, the Company has raised approximately $33 million for its operations.

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

The Company originally identified the U.S., Canada and Brazil as its first target markets, with an initial focus on the U.S. and Brazil. Since that time, the Company has developed additional strategic partnerships to expand its markets on a broader global basis. In 2007, we will continue to work with a large strategic partner in the ethanol industry to develop the European market for the Company’s products as well as an important supplier of alternative energy solutions and technology to develop the Asian market. O2Diesel’s strategy, with the support and resources of its commercial partners, is to create end-user demand from centrally fueled on and off-road diesel fleets, as well as large scale industrial operations that require significant diesel fuel supply, such as ports, mines and military installations.

Potential customers in the Company’s global markets include:

•	Urban truck and delivery fleets;

•	Municipal transit authorities (public and private);

•	Government fleets (municipal, state, and federal);

•	Port logistical equipment;

•	Construction equipment;

•	Mobile or stationary power generators;

•	Railroads;

•	Military (non-tactical) vehicles.

The U.S. market for diesel fuel is large and growing. It has been estimated by the Energy Information Administration that the use of diesel fuel in the U.S. exceeds 64 billion gallons per year and is expected to grow between 1-2% in 2007.

Basic to the success of the Company’s sales program is the availability of abundant supplies of fuel grade ethanol. According to statistics compiled by the Renewable Fuels Association, domestic ethanol plants in 2006 produced 4.9 billion gallons of ethanol, an increase of 26% over 2005. At the end of 2006, there were 114 plants producing ethanol with another 85 under construction or expansion, which, at completion, are expected to have an annual capacity of about 11.6 billion gallons. At present, the Company does not anticipate any supply problems in securing sufficient quantities of ethanol for use in the U.S. and Canada.

At the end of 2006, four customers in the U.S. and one customer in India were using the Company’s fuel either on a regular or on a trial basis. Typically, first-time users of O2Diesel™ wanted to test the fuel in a small portion of their fleets before committing all of their vehicles to its use. These trials typically lasted for a period of three months or more and involved 10% or less of the vehicles in a prospective fleet.

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

The Company cooperates on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. The Company has determined that, similar to the U.S., it must hire and train its own sales force to achieve meaningful sales in Brazil.

According to recently updated market studies, approximately 9 billion gallons of diesel fuel are consumed by Brazil’s transport sectors. As in the U.S. market, we initially targeted centrally fueled truck and bus fleets as our customers. Brazil experienced the same profile of testing by potential customers as that found in the U.S. During 2004, one sugar mill tested O2Diesel™ in only a small portion of its truck fleet. In 2005, Brazil added an additional sugar mill customer, a municipal transit system and one waste fleet to its users of the fuel. During 2006, the Company successfully concluded its demonstrations with the waste fleet and the transit fleet and the first sugar mill. At the beginning of 2007, we were continuing the work with the second sugar mill and were negotiating an additional demonstration with a large municipal transit fleet in Rio De Janeiro.

To summarize, the potential customers for O2Diesel™ in Brazil include the following:

•	Trucks — sugar / alcohol mills

•	Trucks — transport companies

•	Buses — large municipalities.

Later, our Brazilian subsidiary will seek to widen its market to include:

•	Trucks — non-transport companies

•	Buses — intercity.

In Europe and Asia, our intial market focus will be on centrally fueled bus fleets and large trucking fleets.

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

In Europe and Asia, we intend to distribute our product to large distributors who will operate under exclusive contracts covering specific geographic regions. As of December 31, 2006, we have entered into one distribution agreement in Asia.

In all our markets we also intend to have our sales force market O2Diesel™ directly to large centrally fueled fleets of vehicles and equipment, where the user would typically have its own refueling infrastructure. In these cases, we must arrange for the delivery of O2Diesel™ to the customer’s central fueling location. In limited situations, O2D05 by itself may be sold to large, central fleet customers, but in these cases, the customer must have the proper facilities to blend diesel fuel with fuel grade ethanol and additive. In most situations, we or the customer will contract with jobbers or other fuel transportation companies to blend and deliver the O2Diesel™.

To plan for the logistics necessary to deliver O2Diesel™, we are continuing our efforts to establish a reliable network of ethanol producers and providers of fuel transportation services. To that end, we have established supply relationships with twelve jobbers (fuel blending and distribution companies) and are negotiating supply agreements with ethanol distributors in order to obtain stable pricing for this commodity. Additional progress towards creating a network was achieved in 2006, but much needs to be done to arrive at the point where we have a seamless distribution network to serve our major markets.

For large centrally fueled fleets, the methods of distribution will be substantially the same for customers regardless of the market. However, the distribution of fuel in Brazil poses a potentially greater challenge than that in the U.S., particularly due to legal restrictions imposed on the sales and distribution of ethanol and the structure of the fuel distribution markets. This occurs because there are only a few companies in Brazil that deliver petroleum fuels to the end user. As such, we have fewer choices from which to select partners in Brazil to establish an infrastructure for the distribution of our fuel.

Competitive business conditions and position in the marketplace:

In general, competition to O2Diesel’s technology may be split into three categories:

1.	Ethanol-diesel blended fuel technologies (e-diesel);

2.	Exhaust after treatment technologies;

3.	“Other” fuels.

Within the first category, which comprises e-diesel fuel technologies, we believe there are a number of competitor companies that have or are attempting to develop fuel additives to compete with our technology. Based on limited market information, and even though some of the competing technologies are owned by larger and better financed corporations, it appears that none of the technologies are as advanced. Other cost effective diesel fuel additive technologies which would be expected to compete with our technology, such as metallic combustion improvers, are subject to significant regulatory issues that may affect their commercial viability. Various exhaust after treatment technologies are available in the marketplace to reduce emissions. Many of these technologies are designed for use on new vehicles, and, as such, may take several years to have an impact on emissions over a large vehicle population. In addition, these after treatment technologies may have higher implementation costs including the cost of vehicle retrofits, which may also be expensive. For this reason, we do not view exhaust after treatment technologies as being in direct competition to O2Diesel™. In 2006, we began exploring testing these devices with our fuel to confirm whether additional benefits can be achieved when the two technologies are used together, such as reduced maintenance costs and enhanced control of emissions. Preliminary data indicates that after treatment technology is compatible and synergistic with our technology.

Ultra-Low Sulfur Diesel (“ULSD”) with and without bio-diesel have lower emissions than low sulfur diesel (“LSD”). Beginning in mid-2006, the diesel fuel specifications for the U.S. changed to require the use of ULSD for all on-highway use. ULSD is defined as having less than 15 parts per million sulfur. Combusting this low level of sulfur not only gives lower emissions but is necessary to allow current exhaust after treatment technologies to work effectively. ULSD is more expensive than regular diesel but is now supplied throughout the U.S. as a result of mandated change in the fuel specification. In 2005 and 2006, we demonstrated that our product not only works effectively with a base blend of ULSD, but also improves the lubricity elements of the base blend. In 2007, we are continuing to pursue a long-term strategy of working with refiners and distributors of ULSD as a means of broadening the market for both fuels - ULSD and O2Diesel™. Biodiesel is an ester containing hydrocarbon derived from renewable sources and blends of this component with ULSD is a viable alternative to ULSD alone. A blend of 20% biodiesel in ULSD has been legislatively designated as an “EPACT fuel” and is used by the military to fulfill governmental requirements for reducing the use of petroleum. Biodiesel has had quality and some other drawbacks, among which can include cost, lack of availability, emission increases as well as handling and storage issues.

During 2005 and 2006, we had one of our customers in our City Home™ initiative successfully using a blend of biodiesel and O2Diesel™ fuel. Our work with the Department of Defense has resulted in a new alternative fuel combining our additive technology, ULSD and biodiesel. In addition to our proprietary solubilizing agent and cetane improver, this fuel also has technology to improve the low temperature flow properties of the fuel which is necessary for cold temperature operation. This fuel with about 28% renewable components was performing as well as straight ULSD in an urban transit system at the end of 2006. To our knowledge, it is the highest concentration of complementary renewable sourced components used for winter applications.

Below is a table which gives a brief overview of the advantages and disadvantages of the broad ranges of technologies that may be considered as competing with O2Diesel’s fuel technologies. This summary is not intended to be all-inclusive for competing technologies.

Lower Emissions
Options	Advantages	Disadvantages
Bio-diesel	Renewable content, lower emissions and governmental incentives.	Variable quality, availability, price, storage/handling & distribution

Exhaust Gas After Treatment	Effective and an OEM hardware addition to meet 2007 model year vehicle emission needs	High cost, owner resistance and maintenance issues

Gas to Liquid & Fischer Tropsch	Clean fuel and number of feedstock options	High production cost, long lead time, price

Hydrogen Gas/Fuel Cells	Ultra clean vehicles	Still at early research stage

Diesel-Water	Reduces both PM and NOx	Poor fuel stability, reduced power

In Brazil, there are both domestic and foreign companies seeking to develop an ethanol diesel blending additive, but we believe that none of these potential competitors have perfected their respective technologies.

Sources and availability of raw materials:

O2Diesel has a cooperation agreement with Cognis Deutschland GmbH (“Cognis”) for the manufacture and marketing of the Company’s additive globally. Cognis has manufacturing facilities in or near each country in which we intend to sell our product. According to Cognis, these plants have sufficient capacity to produce enough product to allow us to meet our budgeted sales for the United States, India and Brazil for the next twelve months. Cognis has informed us that it does not anticipate there will be any shortages of raw material over the next twelve months. To date, Cognis has supplied all of the additive required.

Dependence on one or a few major customers:

At the end of 2006, the Company was still a development stage company and we reported additive sales of only $167,063 for the year. In 2007, we started the year with four North American customers and one Indian customer and have not reached the stage when we can start to develop a customer profile sufficiently large enough to allow us to affirmatively state that we will not be dependent on just one or even a few major customers. However, given the usage of diesel fuel in our target markets, U.S., Canada, Brazil, Europe and Asia, the drive of local and national governments to press for cleaner air legislation, and the mandates for our potential customers to comply with these legislative requirements, it is unlikely that we will be dependent in any of these markets on one or even a few large customers. Notwithstanding the foregoing, we have almost no sales history and cannot yet know for certain what our likely customer base will be or if one will develop at all.

Because of the many fuel distribution companies in the U.S. and Canada, it is unlikely that we will be dependent upon one or only a few large companies to distribute O2Diesel™. However, this may not be true for Brazil. For example, in Brazil, the country’s fuel distribution network is concentrated among a small number of large companies. Thus, it is possible, and perhaps likely, that we could become dependent on one or two large distributors for the sale of O2Diesel™ in Brazil. O2Diesel cooperates on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company, Petrobrás. BR/Petrobrás is supplying readily blended O2Diesel fuel to the municipality of Rio de Janeiro.

In India, we have signed an exclusive agreement with one distributor for the market in that country. In Europe, we are exploring distribution agreements on a country by country basis.

Patents/Trademarks:

The Company has 109 patent applications covering eight different fuel and additive inventions relating to proprietary products registered with the international WIPO (PCT) Registration System. Four inventions currently have patents granted in a total of 32 countries in Europe, North America, Central America and Asia. An additional twelve applications relating to these inventions are pending. The other four inventions are either undergoing examination at the national level or are about to do so in various countries. If successful, these other four inventions could add up to 65 additional granted patents over the next two years. During this period, O2Diesel’s intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

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

We have continued our marketing initiative which is styled as CityHome™. On November 11, 2004, we filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. Final approval of the trademark was received in April, 2006. Applications were also filed for the trademarks “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” and “CITYHO2ME” , each covering one class of goods and services. Final approvals of the trademarks were received in May 2006.

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

In the U.S., O2Diesel™ is continuing the process to obtain regulatory approvals at various levels of government. At the federal level, the primary regulatory body from which the necessary approvals are required is the U.S. Environmental Protection Agency (“EPA”). The EPA requires the registration of all fuels for on-highway commercial use. The process of becoming a registered fuel for on-highway use is complex, costly and time-consuming. O2Diesel™ has submitted emissions testing data and other required data as part of EPA’s Tier 1 fuel registration to demonstrate that O2 Diesel™ does not generate additional air emissions as compared to diesel fuel. It is expected that EPA will complete its review and registration of O2Diesel™ as a Tier 1 atypical fuel during 2007. Tier 2 requirements are triggered if sales exceed $10 million in annual revenue. Tier 2 tests are intended to detect potential adverse health effects related to the inhalation of any additional emissions. The Company had previously registered its base additive (O2D05) with the EPA and has registered two other additive packages (O2D5000 and O2D5005). The latter package is more robust with respect to the fuel’s water tolerance at low temperatures. The Company received its first review questions from EPA for both this application and the blended fuel application and is working through the EPA’s responses with the agency.

States set strict requirements for the sale and distribution of motor fuels, and provide certain incentives for the use of cleaner-burning fuels. Certain states also levy disincentives for the use of “dirtier” fuels, often in the form of monetary penalties. With the exception of California and Texas, which are permitted to set stricter state standards, all state motor fuel environmental regulations are governed by EPA policies set forth in the Clean Air Act. In addition to environmental issues, many states have other regulations regarding the sale of fuel to which the Company may be subjected.

In 2003, O2Diesel™ achieved regulatory recognition (known as “verification”) in California granted by the California Air Resources Board (“CARB”) for O2Diesel™ as an “alternative diesel fuel,” thus making the fuel eligible for state and local incentives. During this same period, the Division of Measurement Standards (“DMS”) of the California Department of Food & Agriculture designated O2Diesel™ as a “developmental engine fuel” which is a requirement for a fuel to be marketed legally in the state if it lacks a specification from a peer reviewed body such as ASTM. In 2006, the Company submitted several programs to complete the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy (DECS) fuel by CARB. Given the base fuel changes, along with the Agency’s rule changes, O2Diesel has had to rework its original test plan. We are currently working through these issues, including Tier 1, Tier 2 and Tier 3 Multimedia Assessment. We expect to complete the necessary emissions testing and data generation to achieve DECS verification at as many levels as possible during 2007. Being a Verified Technology will allow O2Diesel to be competitive in this large market. As a condition to permitting the sale of O2Diesel™ in California, CARB mandated, among other things, that in the case of storage or use of O2Diesel™, fuel storage tank vents, vehicle tank vents and fill openings must be fitted with flame arrestors.

In August 2004, Nevada’s Division of Environmental Regulation approved O2Diesel™ as an “alternative fuel”. Nevada requires that state, county and municipal fleets of 10 or more vehicles must use an alternative fuel rather than regular transportation fuels such as gasoline or diesel fuel.

Ethanol and diesel fuel blends do not have an ASTM specification. In 2006, a member of the Company became the Chairman of the E-Diesel subcommittee. This subcommittee submitted a specification for the purpose of proposing a ballot for incorporation of this fuel as an ASTM specification. The subcommittee received the initial results of this vote during the December, 2006 ASTM meeting and is currently working on a revised ballot based upon these comments. This new ballot is expected to be submitted to ASTM during the second quarter of 2007 so that it can be discussed and voted on during the June ASTM international meeting.

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

In Europe, the regulatory environment surrounding alternative fuels is largely centered on biodiesel. Since ethanol-diesel is a new technology in the European Union, the Company is working on a country by country basis to better define e-diesel regulatory requirements and how they can be supplemented by changes to the existing regulatory structure. Like in the United States, alternative fuels are allowed for individual test demonstrations in most European countries, but must be approved by the country’s appropriate governmental agency on a case-by-case basis.

In India, the Company sells its base additive directly to its exclusive distributor for this market. The distributor bears the responsibility for blending the final e-diesel product and to fulfill the local and national regulatory requirements needed to market the final product.

Effect of existing or probable governmental regulations:

Regulations may affect new motor fuel products by raising barriers to entry (thus keeping out untested products that lack proof of claims for performance) or by providing incentives for products that help achieve public policy goals. O2Diesel™ began an intensive engine and fleet testing program in 1999 which will continue through 2007. This testing is designed to provide proof to federal, state and local regulatory bodies as well as to the U.S. military that O2Diesel™ has a positive impact in reducing emissions that contribute to ground-level ozone in urban areas, and that it will reduce toxic particulate matter emissions. Some of these agencies may provide incentives for the use of such products in cases where the benefits of using the products can be verified.

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

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (P.L. 108-357). This new law made important changes to the existing law by allowing a refundable excise tax credit for ethanol blended with diesel fuel. The new law, which is called the “Volume Ethanol Excise Tax Credit” (VEETC) extends the credit through December 31, 2010. Generally, it provides that a credit may be taken at $0.51 per gallon for ethanol blended with diesel fuel used for both on-road and off-road applications. O2Diesel™, when blended with the appropriate ethanol, qualifies for this excise tax credit.

The Company is not aware of any incentives for the use of its additive or fuel in Brazil and is in the process of exploring Europe and Asia for available incentives.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as O2Diesel, with equity or debt securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) requirements with respect to the establishment and evaluation of disclosure controls and procedures and internal control over financial reporting, and the audit of internal control over financial reporting; (3) additional responsibilities for the Chief Executive Officer and Chief Financial Officer of the reporting company with respect to financial statements and other information included in Exchange Act reports; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and new and increased civil and criminal penalties for violations of the securities laws. The Company will be subject to additional compliance provisions of the Sarbanes-Oxley Act beginning  in 2008 regarding internal control over financial reporting and the audit of internal control over financial reporting.

Estimate of the amount of time spent during each of the last two fiscal years on research and development activities:

O2Diesel has an agreement with Cognis for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Under the terms of this agreement, O2Diesel is not required to devote time or incur any research and development expenditures for the work performed by Cognis, but we are required to share equally in the legal costs to prepare, file and maintain all joint patent applications and issued patents. See section below — Costs and effects of complying with environmental laws.

Costs and effects of complying with environmental laws:

O2Diesel is faced with very few costs for it to comply with environmental laws and regulations. However, we have incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. In the case of O2Diesel™, many of the tests required by the U.S. government have been funded by governmental appropriations. More specifically, in 2006, we incurred expenses of approximately $1.9 million in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense. For a more detailed description of government appropriations, see Note 3 to the Financial Statements.

At the start of 2007, the Company had government test programs in progress with total remaining costs of approximately $1.2 million. A wide array of tests and product demonstrations are being carried out under these programs.

Included are product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, and in California to use O2Diesel™ in a fleet of refuse trucks. Other test programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. O2Diesel is conducting demonstrations with a number of school bus and transit agencies testing O2Diesel™ as well as O2Diesel™ blended with B20 in various weather conditions, engine types, and uses. Still other tests will include using O2Diesel™ in mining equipment as well as seeking to obtain a military procurement specification for the fuel. Based on the government funding in place, we believe that approximately 80% of the costs to conduct all of these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

In 2006, we spent about $3,300 in Brazil for research and development projects and to obtain approvals for O2Diesel™ from the agencies that are responsible for the country’s petroleum industry and environmental laws. Brazil’s environmental agency, IBAMA, has classified O2Diesel™ as an alternative diesel fuel, and ANP, Brazil’s national petroleum agency, has granted approvals in specific cases for the sale and use of O2Diesel™.

For 2007, we do not anticipate spending any funds on various product and vehicle tests in Brazil with regard to environmental laws.

Employees:

O2Diesel has seventeen full-time employees, sixteen of which are in the U.S. and one is in Europe. We have one part-time employee. During this past year, we have relied on consultants to assist in commercializing our technology and to help us in key technical areas. We expect to continue this practice in 2007. At present, we employ eight consultants in the U.S.; four in marketing and business development; one field technician, one laboratory technician, one chemist; and one in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in 2007 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2007. We anticipate continuing to employ a total of twelve consultants serving in most of the same capacities in 2007.

(c) Reports to Security Holders:

We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.O2Diesel.com that provides additional information about our company and links to documents we file with the SEC.

Item 2. Description of Property

O2Diesel owns no real property. We rent 4,950 square feet of office space located at 100 Commerce Drive, Suite 301, Newark, Delaware, 19713, under a five-year lease entered into in December 2003. This space serves as the corporate headquarters of the group. The aggregate cost of this office space over the lease term is $392,875, plus common area charges that are billed monthly to the Company. We also have a small laboratory of about 2,500 square feet in Wilmington, Delaware, rented under a twelve month lease for $1,195 per month, which expires November 30, 2007.

In July 2005, we entered into a month to month lease for office space of about 650 square feet in Sao Paulo, Brazil, which can be cancelled with a thirty day notice at a cost of about $900 per month. In addition, the offices in Rio and Curitiba were closed in July 2005.

In September 2006, we entered into a one year lease for office space of approximately 300 square feet in Brussels, Belgium at a cost of 2,240€ per month.

We own office furniture and equipment costing approximately $206,000 and test and fuel storage equipment costing approximately $213,000.

During 2006, there were approximately $93,600 in additions of test equipment and $44,150 to office furniture and equipment consisting of furniture, computers and related equipment. On November 4,, 2004, the Company had purchased a diesel truck to be used for product testing and analysis. The cost of this vehicle was $26,545. Subsequent to this purchase the Company had financed $23,000 of the purchase price with a bank. The loan was secured by the truck. The note bore interest at 7.00% and was payable in 24 monthly installments of $1,031 with the final payment due in November 2006. The Company disposed of the truck in November 2005 and received proceeds of $11,900, which were used to pay off the balance of the loan. In February 2006, the Company purchased a used truck and outfitted it to be able to provide mobile fueling to equipment at an NREL project in Wyoming. The truck had a cost of $28,813 and has $5,042 of accumulated depreciation as of December 31, 2006.

Item 3. Legal Proceedings

O2Diesel is not a party to any legal proceedings as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders through solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information:

O2Diesel’s common stock is traded on the American Stock Exchange (AMEX) under the symbol “OTD”.

The following table sets forth, for the periods indicated, the range of the high and low sale prices for O2Diesel’s common stock:
Quarter Ended	High (1)	Low (1)
December 31, 2006	$0.91	$0.68
September 30, 2006	1.28	0.78
June 30, 2006	2.82	0.92
March 31, 2006	0.87	0.40
December 31, 2005	0.87	0.37
September 30, 2005	1.42	0.76
June 30, 2005	1.91	1.20
March 31, 2005	2.10	0.74

Source of Information: Yahoo Finance

Holders of Common Equity:

As of March 16, 2007, there were 76,431,001 shares of our common stock outstanding, held by approximately 9,250 stockholders of record.

Dividends:

To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board.

AMEX Listing Standards:

In December 2004, we were notified by the AMEX that O2Diesel was not in compliance with the Exchange’s listing standards. Specifically, because of continuing losses and the fact that our shareholders’ equity had fallen below $2.0 million, we had failed to meet the required listing standards.

In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we had to take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing standards. During this period, we were subject to periodic reviews by the AMEX to confirm that we were meeting the goals set forth in our Plan. As of June 2006, our shareholders’ equity was required to be $6.0 million or more in order for us to be in compliance with the Exchange’s listing rules. To achieve that amount, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December, 2005, the Company determined that it could not meet certain conditions of this plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June, 2006. In the amended plan developed by the Company, management indicated that if it were to be successful in raising $7.0 million prior to June, 2006 and an additional $3.5 million in equity in the second half of 2006, it would have sufficient cash to execute its business plan through December 31, 2006, and to be in compliance with the listing standards of the AMEX by June 2006.

As described later in this section, the Company collected $592,692 (after expenses) and $865,452 (net of expenses) in two warrant exercises and closed three private placements totaling $7.5 million as part of this effort. The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list its common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock. On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements.

On December 31, 2006, the Company was in compliance with AMEX listing standards. The Company believes that it will not be able to meet the AMEX listing requirements for equity as of the end of the first quarter of 2007. However, as described in the Subsequent Events section (Note 11 to the Financial Statements), the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007, which we believe will enable us to meet or exceed these requirements, once the registration statement for such shares is effective.

Recent Sales of Unregistered Securities over the past three years:

Follow-On Private Placement:

Subsequent to its first private placement in 2003, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the “Follow-On Private Placement”). In the Follow-On Private Placement, we raised $1,535,770, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share. The Follow-On Private Placement was closed on March 31, 2004. There was no underwriter involved in the Follow-On Private Placement. Sales of common stock under the Follow-On Private Placement that were completed in non-U.S. transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The sales of common stock under the Follow-On Private Placement to accredited U.S. investors were exempt pursuant to Regulation D promulgated under the Securities Act.

Series A 0% Convertible Preferred Stock Private Placement

Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series A Purchaser”) dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A 0% Convertible Preferred Stock, par value $.0001 (“Series A Preferred Stock”). The offering resulted in gross proceeds of approximately $3,200,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series A Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act. The Series A Preferred Stock was initially convertible into the Company’s common stock at a variable conversion ratio which was the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-five percent (25.0%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series A Purchaser may not convert Series A Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series A Purchaser receive more than 8,000,000 or less than 2,000,000 shares of the Company’s common stock upon conversion of the Series A Preferred Stock.

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

Series B 0% Convertible Preferred Stock Private Placement

Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series B Purchaser”) dated as of March 29, 2004, the Company issued to the Series B Purchaser, 750,000 shares of Series B 0% Convertible Preferred Stock, par value $.0001 (“Series B Preferred Stock”). The offering resulted in gross proceeds of approximately $3,000,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series B Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

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

 $2.0 and $3.0 Million Private Placements

In a series of two private placements of the Company’s common stock in 2005, the Company raised $4,833,192 after payment of an 8% commission and other expenses, and issued 7,535,981 shares of common stock at a price of $0.70 per share. Subscribers to this private placement received for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the private placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of the private placement, or at an exercise price of $1.05 per share in the second twelve months following the close the private placement. The total number of warrants issued was 3,757,990. The common stock and the warrants were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

$2.3 Million Private Placement

On October 24, 2005, the Company issued 3,228,070 shares of common stock at a purchase price of $0.7125 per share in a private placement for total proceeds of $2,300,000.

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

The Company agreed to issue warrants to purchase 1,614,035 shares of common stock at an exercise price of $0.7125 per share to its advisor in connection with this transaction. The warrants expire forty-two months after the date of issuance. The common stock and the warrants were issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

$3.6 Million Private Placement

On December 16, 2005, the Company issued 6,419,840 shares of the Company’s common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million at the then current exchange rates.

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

AMEX requires that shareholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares is equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Shareholder approval was obtained at the Company's annual shareholder meeting on July 6, 2006.

$1.0 Million Private Placement

On November 9, 2006, the Company issued 1,371,742 shares of the Company's common stock at a purchase price of $0.729 per share in a private placement for total proceeds of $1,000,000.

As part of the sale, the Company issued warrants to purchase 685,871 shares of common stock at an exercise price of $0.972 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance. The investor's obligation to purchase the shares is subject to the Company satisfying certain additional conditions.

The common stock and the warrants were issued to the accredited investor in a transaction that is exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

The transaction closed and the funds were received on November 22, 2006.

Warrants

On February 3, 2006, the Company offered existing warrant holders from the $2.0 million and $3.0 million Private Placements and the $2.3 million Private Placement an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the Warrant Offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock. Between May 31 to June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses) for the purchase of 1,287,857 shares of common stock.

Item 6. Management’s Discussion and Analysis or Plan Of Operation

Business Plan:

The Company is classified as a development stage company as shown on our consolidated financial statements for the year ended December 31, 2006. In 2006, we have not experienced sales of our O2D05 additive and O2Diesel™ in sufficient volumes to cause our status as a development stage company to terminate. We anticipate that a change in our status as a development stage company will not occur until 2008 at the earliest. During 2007, we intend to devote our efforts to generating sales to our targeted customers in the U.S., Asia, and Brazil; expanding sales and sponsorship revenues under our CityHome™ initiative; and continuing to improve our logistics network for the delivery of our products. In addition, we plan to continue a series of product tests and demonstrations that relate directly to our sales efforts, including having O2Diesel™ designated as a Diesel Emissions Control Strategy fuel in California, attaining an ASTM specification for our additives and O2Diesel™; obtaining EPA verification and registration for O2Diesel™ and several additional additives; obtaining approval for a Department of Defense procurement specification for a blended fuel containing O2Diesel™ and biodiesel and expanding our test and demonstration efforts in Europe.

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

In the U.S., O2Diesel’s sales and marketing efforts for fleet sales will be focused in the state of California and the Midwest. In Canada, we intend to concentrate our efforts on the country’s large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the US, no significant resources will be devoted to Canada.

We have an internal sales force to advance our sales efforts. During 2004, our sales force identified potential customers that fit the profile to use O2Diesel™. These were mainly centrally fueled fleets that were served by jobbers. In selling to these customers, we faced several challenges. Almost all of these challenges centered on the logistics for delivering O2Diesel™ to the customer. O2Diesel has devised parallel strategies to meet our sales goals, and we are continuing to perfect these strategies.

Under the first element of our strategy, we have signed distribution agreements with 12 jobbers, who in turn have centrally fueled fleets as their customers. We plan to sell additive to the jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchase of ethanol. The jobbers will blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel’s sales force and technical staff will work jointly with each jobber and it’s customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each customer is to provide safety and training materials covering the use of our fuel. In addition, O2Diesel’s technical staff plans to work with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In most cases, we will be responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

During 2004, we developed a sales and marketing concept styled as CityHome™, which we have continued to use as an important component of our test/demonstration strategy. This program stresses the environmental benefits of our fuel and is designed to improve the air quality in urban locations. In short, CityHome™ provides a means for municipal transit agencies to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel. In 2006, we had four municipal fleets in smaller cities in the Midwest use O2Diesel™ in CityHome™ installations.

Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still limited in the number of installations and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

To date, we have used this initiative as an important component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for our current CityHome™ programs, the current fleet demonstrations being executed under this program have continued to require significant financial support from the Company. As a result, we have decided to limit new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. In addition, our participation in one of our CityHome fleets was reduced to a small number of vehicles and in another has been temporarily suspended due to issues relating to continued water contamination of the fuel supplied to these fleets. During 2006, the Company announced additional CityHome™ initiatives in the Midwest with a company that operates both school bus and tour bus fleets and a company with a small school bus fleet in Chicago. These programs are the beginning of what is intended to be a larger program to fuel several school bus fleets in the Midwest, subject to adequate sponsorship support.

As another part of our sales strategy, O2Diesel’s sales force plans to market and sell O2Diesel™ directly to large centrally fueled fleets, government municipalities and others that operate centrally fueled fleets of diesel powered equipment. These target customers may initially include truck, bus and school bus fleets, construction and mining companies as well as port facilities, and, later on, railroads, agricultural users, and the military. In this regard, the Company experienced continued commercial success in 2006 with its activities at the Port of Long Beach and is currently pursuing additional opportunities in this market segment. The Company also announced that the U.S. Air Force had approved the expansion of its successful test demonstration with a USAF base in Nevada, both in the number of vehicles to be used and the length of time the demonstration will now run. The Company concluded successful demonstrations at a municipal waste fleet in California and at a large coal mining operation in Wyoming.

To obtain potential customers or test demonstrations, we often have been responsible initially for all logistics required to deliver O2Diesel™ to the customer. To achieve this end, we will continue to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additives for delivery to a customer’s central fueling location. We will supply our additive and may purchase the ethanol for delivery to the fuel supplier, although our clear preference is to not finance the purchase of ethanol for our customers. In the process of transitioning a customer’s fleet to O2Diesel™, we need to put in place the logistical support to insure that fuel is delivered on a timely basis. In this regard, O2Diesel is seeking to create a network of ethanol suppliers and fuel transportation providers. With these large fleet customers, our technical staff will work closely with each in all facets necessary to prepare the vehicles or other equipment to use O2Diesel™. This will include a review of the customer’s fueling facilities for cleanliness and compatibility to O2Diesel™, arranging for the cleaning of tanks and filtering systems as necessary, as well as either purchasing and installing flame arrestors and other devices or assisting the customer to do so.

We have also expanded our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. At the end of 2006, the Company had succeeded in negotiating supply agreements with two ethanol industry groups to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

In addition, the Company has entered into an agreement to acquire an 80% ownership share in ProEco Energy Company (“ProEco”), which is planning to build a 100 million gallon ethanol plant in South Dakota. Once this acquisition has closed and the plant is operational, it is expected that this facility will provide a reliable source of high quality, competitively priced ethanol for the Company to use in developing its commercial markets.

Europe

In Europe, the Company continued its efforts to define the EU regulatory requirements and to identify market opportunities for testing and potential commercialization. Our efforts in this region focused on developing fuel blending capability, identifying flame arrestor and other hardware requirements for fleet fueling, working with local and EU regulators to clarify the application of existing regulations to ethanol-diesel as an alternative fuel, establishing procedures to be used to manage fleet conversions to our fuel and discussing test demonstration opportunities. The Company has identified two municipal transit fleets, a waste truck fleet and a port facility that were interested in evaluating O2Diesel™ fuel during test demonstrations. We expect these or other potential customers to develop into demonstration programs in 2007.

Asia

In Asia, we negotiated an exclusive distribution agreement in 2006 with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company’s products. Recently, this company announced that it had concluded a successful trial demonstration of the fuel and have commenced supplying the first 2,500 buses of a large municipal fleet in Karnataka, India.

Brazil

In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. Up until 2006, we had established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In addition, the cost of ethanol in Brazil remains relatively high, making it difficult to produce our blended fuel at a cost competitive level. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to continue to reduce our overhead and scaled back our marketing plans and staff until we have a solid base of customers in Brazil. During 2006, we successfully completed our demonstrations in three test fleets, continued our support of a fourth test fleet and entered into negotiations with a municipal bus fleet in Curitiba.

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

At the beginning of 2007, the Company has succeeded in verifying its technology in several demonstration fleets and has seen a reduction in the market price of ethanol. However, just as in the U.S., we have found that commercial success in Brazil will depend on reliable, cost competitive supplies of ethanol. It is the Company’s intention to identify strategic partners in the ethanol industry in Brazil in order to negotiate such supply contracts.

Cash Requirements and Risk Factors:

Based on current projected levels of operations and expenditures, we will need to raise additional funds over the next twelve months. At December 31, 2006, we do not have any bank trade facilities. However, if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S., Europe or Brazil as a means to finance our working capital needs.

Significant technical and logistical issues have affected our ability to generate sales in 2005 and 2006. While we have made substantial progress in addressing these challenges over the course of the year, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive supplies of fuel grade ethanol, (4) ensuring that fuel tanks are appropriately cleaned, and (5) obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2Diesel™ as a premium clean-burning fuel.

Under the first element of our strategy, we have signed distribution agreements with twelve jobbers, who in turn have centrally fueled fleets as their customers. We sell additive to these jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel's sales force and technical staff work jointly with each jobber and the jobber's customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel's technical staff works closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In most cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

In addition, our sales force plans to market and sell O2Diesel™ directly to companies, governmental port facilities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction fleets, municipalities, and mining companies as well as port cargo handling facilities and agricultural users. To date, these customers have only included centrally fueled truck fleets and cargo handling facilities at a major port. In these transactions, the Company will maintain a similar working relationship with the customer's blending facilities and staff as it does with third party jobbers.

Secondly, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement proved to be a serious issue in 2004 and early 2005, and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs were not yet available as an "off the shelf item" for use with O2Diesel™ during this time. At the end of 2006, the flame arrestor challenge had been largely resolved for the vehicles within O2Diesel's target markets.

Third, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to during 2007. We are currently working closely with the industry to identify ethanol suppliers who meet our criteria. In the third quarter of 2006, we had succeeded in obtaining contracts with two ethanol industry groups to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers. In addition, the Company recently announced its intention to purchase a controlling interest in ProEco, an engineering company that is intending to build a new ethanol manufacturing facility in South Dakota. Once this transaction has closed and the plant is operational, it is O2Diesel’s intention to use the ethanol produced at this facility for its continued commercialization and demonstration efforts and to sell any additional output on the open market.

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

The Company has seen that even with a reliable supplier, the price of ethanol can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support, and the availability and price of competing products. For example, many petroleum refiners have recently replaced methyl tertiary butyl ether (MTBE) in gasoline with ethanol during the second quarter of 2006. The replacement of this ingredient in gasoline has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. A benefit of this phenomenon has been to increase the availability of ethanol at petroleum terminals when compared to the recent past. However, the rise in the cost of ethanol has made the price of O2Diesel™ fuel increase in relation to conventional diesel fuel during the second half of 2006. In 2007, it is the Company's strategy to help control the costs of ethanol and reduce short-term exposure to price fluctuations by continuing our contracts with the ethanol industry groups for limited amounts of ethanol at preferred prices and purchasing ethanol from the proposed plant to be built by ProEco.

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

The Company has taken several steps in 2005 and 2006 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we now work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customer's fleet maintenance staff about handling and storing O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.

Our present planning methodology is based on a 40-day implementation time frame that requires the project to be a joint effort utilizing the customer's employees and identifies the timing and costs that the customer can expect. During 2005, we continued the research and development efforts begun in 2004 to design and to identify flame arrestors, adaptors and other equipment for vehicles that use O2Diesel™. Some of these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. In 2005, other flame arrestors were developed and subjected to the required tests. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles could increase our costs and may increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market. To support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program are currently being evaluated.

All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers complete much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel™ may be further limited by the availability of the customers' vehicles to be in one place long enough to effect the required changes. In some cases for safety, insurance or union reasons, customers will require that they complete all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel. The Company anticipates that the work completed in 2005 and 2006 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.

The technical challenges over this past year have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which is helpful as we continue our efforts to commercialize our technology in the U.S., Europe and other markets. We have been encouraged by the fact that among our customers, we have a municipal bus fleet and a port facility that have been successfully utilizing the fuel for approximately two years. The municipal customer received an award for innovation from its public transit association for the success it achieved in reducing emissions through the use of O2Diesel™ fuel. Even though we have gained a significant amount of technical knowledge, we will continue to refine our efforts in this area in order to improve our ability to bring on greater numbers of customers and to better predict the cost and timing of the work required to have fleets conform to the requirements of using our product.

As previously described in the Government Approvals section, the Company is continuing its efforts to certify its additives and O2Diesel™ under the requirements of the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and the American Society for Testing and Materials (ASTM). Completion of these certification requirements will support our efforts to develop an alternative fuel specification for the Department of Defense. Obtaining each of these approvals is critical to successful commercialization of the Company’s products.

Given our projected level of expenses and the cash on hand as shown on our consolidated audited balance sheet at December 31, 2006, it is clear that we lack adequate cash to conduct our business according to our business plan. Throughout 2006, the Company received nearly $9.0 million from various warrant offerings and private placements. As described in footnote 11 (Subsequent Events), on February 22, 2007, the Company announced it had entered into a private placement agreement to raise up to $10 million, subject to certain conditions. Even with the capital raised in 2006 and the $10 million private placement, we believe it may be necessary to raise additional funds in 2007 to allow us to execute our business plan and to be in compliance with the AMEX’s listing standards.

There can be no assurance that we will be successful in our efforts to raise additional funds. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. As shown in the consolidated audited statements of operations contained in this report, we have generated only $250,934 in total revenues for calendar year 2006. As of the date of this report, we have only minimal orders on hand for either our additives or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

Research & Development:

The Company has 109 patent applications covering eight different fuel and additive inventions relating to proprietary products registered with the international WIPO (PCT) Registration System. Four inventions currently have patents granted in a total of 32 countries in Europe, North America, Central America and Asia. An additional twelve applications relating to these inventions are pending. The other four inventions are either undergoing examination at the national level or are about to do so in various countries. If successful, these other four inventions could add up to 65 additional granted patents over the next two years. During this period, O2Diesel’s intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

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

We have filed trademark registration applications in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel™ as well as a figurative logo of the words.

As mentioned earlier, we developed a new marketing initiative in 2004 which is styled as CityHome™. On November 11, 2004, we filed applications for the trademark “CityHome” (and design) in eight classes of goods and services. Final approval of the trademark was received in April, 2006. Applications were also filed for the trademarks “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” and “CITYHO2ME”, each covering one class of goods and services. Final approvals of the trademarks were received in May 2006.

During 2006, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, in 2006, we incurred expenses of approximately $1.9 million in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

At the start of 2007, we have government test programs in progress with total remaining costs to complete of approximately $1.2 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

Included in the foregoing programs is a product demonstration in Nevada to test O2Diesel™ in non-tactical military equipment. Other programs underway include completing the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. O2Diesel™ is conducting demonstrations with a number of school bus and transit agencies testing O2Diesel™ as well as O2Diesel™ blended with B20 in various weather conditions, engine types, and uses. Still other tests include using O2Diesel™ in large mining equipment as well as seeking to obtain a military procurement specification for the fuel. In January 2006, we initiated a project to develop a fuel that would meet EPA’s alternative fuel requirements for the military. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

We will also continue to devote time and to invest in the design and development of flame arrestor technology. We have found that this is more labor intensive and time consuming rather than requiring large outlays of capital. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue in 2007.

In 2006, we spent about $3,300 USD in Brazil for research and development projects and to obtain approvals for O2Diesel™ from the agencies in Brazil responsible for the country’s petroleum industry and environmental laws.

These approvals are administered and granted by two Brazilian agencies — ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2Diesel™ may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2Diesel™ as an alternative diesel fuel. In addition, IBAMA, approved O2Diesel™ for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2Diesel™ to be sold to specific customers and for specific regions in Brazil. In 2005, O2Diesel fuel received approvals from the environmental and health secretaries of the Cities of Rio de Janeiro, Curitiba and Maringá.

O2Diesel fuel has also become the first alternative fuel to be certified by the TECPAR’s national certification program Transporte Limpo (Clean Transport). For 2007, we do not anticipate spending any funds on various product and vehicle tests in Brazil.

Employees:

At present, O2Diesel has seventeen full-time employees, sixteen of which are in the U.S. and one is in Europe. We have one part-time employee. During this past year, we have relied on consultants to assist in commercializing our technology and to help us in key technical areas. We expect to continue this practice in 2007. At present, we employ eight consultants in the U.S.; four in marketing and business development; one field technician, one laboratory technician, one chemist; and one in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in 2007 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2007. We anticipate continuing to employ twelve consultants serving in most of the same capacities in 2007 as in 2006.

Item 7. Financial Statements

The Company's Consolidated Financial Statements are filed with and begin on Page F-1 of this Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with accountants on accounting and financial disclosures during the fiscal year 2006 that were not previously disclosed.

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

Item 8B. Other Information

There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2006 that were not filed.
On March 26, 2007, the Company entered into an Amendment No. 1 to Employment Agreement (the “Amendment”) with David Shipman, its Chief Financial Officer (the “Executive”). The Amendment increased Mr. Shipman’s salary by 18.3%. A copy of the Amendment is filed hereto as Exhibit 10.31 and is incorporated herein by reference.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following sets forth the names and ages, as of March 27, 2007, of the nominees for election to the Board of Directors, as well as the directors whose terms will continue, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position
Hendrik Rethwilm	42	Director
Karim Jobanputra	43	Director
David L. Koontz	64	Director
Alan R. Rae	48	Chief Executive Officer and Director
E. Holt Williams	64	Director
Arthur E. Meyer	79	Chairman, Board of Directors
Jeffrey L. Cornish	55	Director
Gerson Santos-Leon	47	Director
Richard Roger	47	President and Chief Operating Officer
David Shipman	59	Chief Financial Officer

Hendrik Rethwilm has been a Director since July 15, 2003 and serves on the Governance and Compensation Committees. From 1993-
1999, he worked with PricewaterhouseCoopers in its corporate finance department focusing on financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, Mr. Rethwilm worked with a subsidiary of Ericsson, the Swedish mobile phone producer, as a financial executive advising on mobile eCommerce. During his tenure with Ericsson, Mr. Rethwilm also developed a venture capital arm within Ericsson Consulting to invest in companies developing applications for the mobile eCommerce sector. Currently, Mr. Rethwilm is self-employed and provides consulting services to various companies in the areas of corporate finance and business development. He previously served on the board of directors of Rapidtron, Inc., a company that trades on the OTCBB under the symbol “RPDT”, but resigned effective December 31, 2003.

Karim Jobanputra has been a Director since July 15, 2003. Mr. Jobanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international, business development, and also works as a self-employed consultant based in the United Kingdom. For the past five years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.

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

E. Holt Williams has been a Director since May 31, 2005 and is the Chairman of the Audit Committee and is a member of the Governance Committee. He has served as the Chairman, CEO and also as the CFO for Coastal Equipment Inc. for over 27 years. He headed both the domestic and foreign operations of the company, which were centered in the Gulf States of the US and in Asia. Prior to entering the private sector, Mr. Williams practiced as a certified public accountant with an international accounting firm. He has also been active in buying and selling real estate in Houston, Texas. Mr. Williams is a member of and has served in various capacities on a number of professional, charitable and civic groups such as U.S. Chamber of Commerce; Singapore American Chamber of Commerce; Houston Foreign Affairs Group; Georgetown University McDonough School of Business and various other civic, school and church related organizations. He holds a B.S. degree in Accounting and an M.B.A. In addition, he maintains professional certification as a CPA.

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

Richard Roger has been President and Chief Operating Officer of the Company since July 28, 2005 and served as a Director of the Company from April, 2004 to July 28, 2005. Prior to joining the Company, Mr. Roger was the President and Chief Executive Officer at Performance Transportation Services (PTS). Prior to working at PTS, Mr. Roger was the President and Chief Executive Officer of U.S. Fleet Service. Prior to working at US Fleet, Mr. Roger spent 20 years in the trucking and logistics sector with Ryder Systems holding various operational and executive positions - the most recent being Senior Vice President of Operations.

David H. Shipman has been the Chief Financial Officer of the Company since October 1, 2005. Prior to joining the Company, Mr. Shipman was the Vice President/Chief Operating Officer at Kurz-Hastings, Inc. (“Kurz”). Prior to his position as Chief Operating Officer at Kurz, he served as the company’s Chief Financial Officer and Controller for 18 years. Before his service with Kurz, he spent four years as a management consultant at Deloitte Haskins & Sells and three years as an officer in the United States Air Force. Mr. Shipman holds a professional certification as a CPA, and has an M.B.A., Finance from the Wharton School, a B.A. , English from Trinity College and a M.S. Communications from Boston University.

Audit Committee

     On May 27, 2004, the Board established and approved an Audit Committee. The Audit Committee has three members, Mr. E. Holt Williams (Chairman), Mr. Jeffrey L. Cornish and Mr. Arthur E. Meyer. The Board has determined that two directors who serve as members of the Audit Committee, Mr. Williams and Mr. Cornish, are “financial experts” as defined in SEC rules.

Code of Business Conduct and Ethics

     On June 29, 2004, the Board adopted a Code of Business Conduct and Ethics that applies to all of the Company’s employees. A copy of the Code of Business Conduct and Ethics is available on our website http:/www.o2diesel.com. The Code of Conduct and Ethics addresses the professional, honest and candid conduct of each director, officer and employee; conflicts of interest, disclosure process, compliance with laws, rules and regulations, (including insider trading laws); corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets; and encourages the reporting of any illegal or unethical behavior. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site. Upon written request to the Secretary at 100 Commerce Drive, Suite 301, Newark, Delaware 19713, the code is available in print to any shareholder.

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

     Based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, except for two directors and one beneficial owner, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2006. Director Gerson Santos-Leon did not file a Form 3 within ten business days. One beneficial owner and Director, E. Holt Williams, did not file a Form 4 within two business days to report one transaction. These missed filings were inadvertent and the required filings have since been made.

Item 10. Executive Compensation

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Named Executive Officers for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

							Nonqualified
							Deferred
					Option	Non-Equity	Compensation	All Other
Name &		Salary	Bonus	Stock	Awards	Incentive Plan	Earnings	Compensation
Principal		($)	($)	($)	($)	Compensation	($)	($)	Total
Position	Year	(1)	(2)	(3)	(4)	($)	(5)	(6)	($)
Alan Rae
Chief Executive Officer	2006	$254,000	$0	$0	$13,610	$0	$0	$30,531	$298,141

Richard Roger
President & COO	2006	$250,000	$0	$0	$108,890	$0	$0	$15,012	$373,902

David H. Shipman
Chief Financial Officer	2006	$177,500	$0	$0	$46,550	$0	$0	$17,967	$242,017

(1)
In addition to his position as the Chief Executive Officer, Mr. Rae serves on the Board of Directors, but does not receive any compensation for service as a Director. On March 26, 2007, the Company increased David Shipman's salary to $210,000, effective as of January 1, 2007.

(2)	Pursuant to the terms of his employment agreement, Mr. Roger received a special bonus of $75,000 in January 2007, which is not included in the preceding table.

(3)
On November 16, 2006, the Board of Directors approved a grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company’s 2004 Stock Incentive Plan (the “Stock Incentive Plan”) and Mr. Roger’s employment agreement. The terms of the award are that the shares are to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. Each share amount is contingent on Mr. Roger remaining employed by the Company on the date of vesting. Mr. Roger received his first award of 166,667 shares in January 2007 valued at $0.82 per share, which is not included in the preceding table. In 2006, there was no SFAS 123(R) expense for the grant of restricted stock.

(4)
These amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) for awards pursuant to the Stock Incentive Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2006.

(5)
The Company maintains a voluntary 401(k) plan for its employees and did not make any contributions in 2006. The Company does not maintain any other qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

(6)
In 2006, the Company paid to each of Mr. Rae, Mr. Roger and Mr. Shipman an automobile allowance of $12,000. In addition, the Company paid health insurance premiums for Mr. Rae in the amount of $18,531; for Mr. Roger in the amount of $3,012; and for Mr. Shipman in the amount of $5,967.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Richard Roger	11/16/2006							500,000			$ 0

On November 16, 2006, the Board of Directors approved the grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company’s 2004 Stock Incentive Plan and Mr. Roger’s employment agreement. The terms of the award were that the shares were to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. The receipt of shares is contingent on Mr. Roger remaining employed by the Company on the date of vesting. Mr. Roger received his first award of 166,667 shares in January 2007. Pursuant to his employment agreement, Mr. Roger received a special bonus of $75,000 in January 2007. In 2006, there was no FAS 123(R) expense for the grant of restricted stock.

There were no other stock based awards under the Stock Incentive Plan in 2006 to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth the outstanding equity awards of the Named Executive Officers as of December 31, 2006.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan Rae
Chief Executive Officer	1,250,000	(1)			$1.50	7/14/2013

Richard Roger	200,000	(2)			$1.50	10/15/2014
President & COO	631,250	(2)	618,750		$1.50	6/9/2015

David H. Shipman
Chief Financial Officer	153,000	(3)	297,000		$1.50	10/1/2015

(1)	Mr. Rae’s option vested 34% on July 15, 2004 and 16.5% every six months thereafter.

(2)	Mr. Roger’s 200,000 option vested 100% upon his appointment at President and Chief Operating Officer. His 1,250,000 option vested 34% on July 1, 2006 and 16.5% every six months thereafter.

(3)	Mr. Shipman’s option vested 34% on October 1, 2006 and 16.5% every six months thereafter.

(4)
On November 16, 2006, the Board of Directors approved a grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company’s 2004 Stock Incentive Plan and Mr. Roger’s employment agreement. The terms of the award were that the shares were to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. The receipt of shares is contingent on Mr. Roger remaining employed by the Company on the date of vesting. Mr. Roger received his first award of 166,667 shares in January 2007. Pursuant to his employment agreement, Mr. Roger received a special bonus of $75,000 in January 2007.

(5)
None of the 500,000 shares in Mr. Roger’s award were vested as of December 31, 2006. The market value of these unvested shares on December 31, 2006 was $410,000, based on the closing share price of $0.82 on December 29, 2006, the last trading day of the year.

OPTION EXERCISES AND STOCK VESTED

 There were no options exercised or stock vested during the year ended December 31, 2006.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

The Company maintains a voluntary 401(k) plan for its employees and did not make any contributions in 2006. The Company does not maintain any other qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

In July 2003, the Company entered into an Employment Agreement with Alan R. Rae, to serve as our President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Rae is entitled to an annual base salary of $254,000 per year and is eligible to receive an annual bonus, at the discretion of the Board, of 100% of his base salary. He is also entitled to reimbursement for health insurance premiums and a car allowance. Pursuant to the agreement, the Company granted Mr. Rae 1,500,000 stock options at an exercise price of $1.50 per share in 2005, which were granted pursuant to the Company’s Stock Incentive Plan and were approved by the Board on September 29, 2005. On November 11, 2005, Mr. Rae relinquished his options to the Company to purchase 250,000 shares of common stock. The agreement continues in effect until terminated by either Mr. Rae or the Company by written notice or upon the death or disability of Mr. Rae. If the agreement is terminated by disability, Mr. Rae is entitled to receive his salary until he begins to receive disability benefits, to receive a prorated portion of any bonus he would otherwise have been entitled to receive and to be paid for any accrued but unused vacation. The agreement also provides that any inventions discovered by Mr. Rae during service to the Company shall be the property of the Company, and contains confidentiality, non-disparagement and non-competition provisions.

On June 9, 2005, the Company entered into an Employment Agreement with Richard Roger to serve as our President and Chief Operating Officer. The terms of Mr. Rogers’ Employment Agreement are substantially similar to the terms of Mr. Rae’s Employment Agreement, as described above, except that Mr. Roger is entitled to an annual base salary of $250,000 per year and 1,250,000 stock options, of which 1,000,000 shares were approved by the Board on September 29, 2005 and 250,000 shares were approved by the Board on November 11, 2005. The Board agreed if Mr. Roger leaves the Company before all of the additional 250,000 shares vest, the remaining unvested portion will be granted to the executive officer who relinquished these options. Effective July 2005, Mr. Roger was promised 500,000 shares of restricted stock at par value, vesting annually in equal amounts over three years commencing on January 1, 2007, with payment of the third award to be made on January 1, 2009.

On July 28, 2005, the position of President was transferred from Mr. Rae to Mr. Richard Roger. Mr. Rae continues to serve as the Company’s Chief Executive Officer and Secretary.

Effective October 1, 2005, the Company entered into an Employment Agreement with David H. Shipman to serve as our Chief Financial Officer. The terms of Mr. Shipman’s Employment Agreement are substantially similar to the terms of Mr. Rae’s Employment Agreement, as described above, except that Mr. Shipman is entitled to an annual base salary of $177,500 per year and 450,000 stock options, which were approved by the Board on September 29, 2005. On March 26, 2007, the Company amended David Shipman's employment agreement, increasing his salary to $210,000, effective as of January 1, 2007.

Each of these employment agreements provides for certain compensation in the event of termination without cause or a change in control. In either event, the Company will (i) continue to make monthly payments of base salary and health insurance premiums for 12 months (15 months for Mr. Rae), (ii) pay a pro-rated bonus to which the executive would have otherwise been eligible, (iii) cause any unvested options granted to the executive to vest immediately, (iv) pay the executive for any unused accrued vacation time, and (v) reimburse the executive for expenses that would otherwise be entitled. In the case of Mr. Rae, the Company will reimburse his expenses reasonably incurred in connection with his and his family’s repatriation to the United Kingdom. In general, the employment agreement defines a change in control if more than fifty percent (50%) of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization.

DIRECTOR COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company to the Directors for the fiscal year ended December 31, 2006.

Director Compensation

	Fees
	Earned or
	Paid in		Option	Non-Equity	Non Qualified	All Other
	Cash	Stock	Awards	Incentive Plan	Deferred	Compensation
Name	($)	Awards	($)	Compensation	Compensation	($)	Total
	(2)	($)	(3)(4)(5)	($)	Earnings	(6)	($)
Arthur E. Meyer	$60,000		$32,754				$92,754
Chairman

Hendrik Rethwilm	$30,000		$8,167				$38,167

Karim Jobanputra	$30,000		$8,167				$38,167

David L. Koontz	$30,000		$240,000			$2,035	$272,035

E. Holt Williams	$37,917		$16,377				$54,294

Jeffrey L. Cornish	$34,750		$16,377				$51,127

Gerson Santos-Leon	-		-				$0

Alan Rae (1)	-		-				$0

(1)
In addition to his position as the Chief Executive Officer, Mr. Rae serves on the Board of Directors, but does not receive any compensation as a Director. The compensation reflected in the Summary Compensation Table represents his total compensation for the year 2006.

(2)	In addition to his director fees, Mr. Williams was paid an additional $7,917 for serving as the Audit Committee chairman.

In addition to his director fees, Mr. Cornish was paid an additional $4,750 for serving as the Compensation Committee chairman.

In addition to being a director of the Company, Mr. Gerson Santos Leon serves as the Director of R&D and Corporate Development for Abengoa Bioenergy R&D (“ABRD”). ABRD’s corporate policy states employees who serve as outside directors must assign all director compensation to ABRD. Accordingly, Mr. Santos Leon’s director’s fees for 2006 in the amount of $22,500 were paid directly to ABRD.

(3)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) for awards pursuant to the Stock Incentive Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company’s audited financial statements for the fiscal year ended December 31, 2006.

Options for these directors vest over the first three years of the ten-year option term, 34% in the first year and 16.5% every six months thereafter.

(4)	Mr. Meyer’s option vested 34% on May 31, 2006, and 16.5% every six months thereafter.

Mr. Rethwilm’s option vested 34% on July 15, 2004, and 16.5% every six months thereafter.

Mr. Jobanputra’s option vested 34% on July 15, 2004, and 16.5% every six months thereafter.

Mr. Koontz’s option vested 34% on July 15, 2004, and 16.5% every six months thereafter.

Mr. Williams’ option vested 34% on May 31, 2006, and 16.5% every six months thereafter.

Mr. Cornish’s option vested 34% on May 31, 2006, and 16.5% every six months thereafter.

(5)
As of December 31, 2006, each director had outstanding options to purchase the indicated number of shares of the Company common stock: Arthur E. Meyer, 400,000; Hendrik Rethwilm, 750,000; Karim Jobanputra, 750,000; David L. Koontz, 200,000; E. Holt Williams, 200,000; and Jeffrey L. Cornish, 200,000.

(6)	In addition to his director fees, Mr. Koontz was paid an additional $2,035 for tax advice requested by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Composition Plan Information

The following table provides information as of December 31, 2006 related to the equity compensation plans in effect at that time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity Compensation Plans approved by shareholders	7,500,000	$1.45	2,250,000
Equity Compensation Plans not approved by shareholders	0	0	0
Totals	7,500,000	$1.45	2,250,000

The following table sets forth certain information as of December 31, 2006, regarding the beneficial ownership of the Company’s common stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the named executive officers, (iii) each director of the Company, and (iv) all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person.

Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 76,431,001 shares of common stock outstanding on March 24, 2007. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after December 31, 2006 are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

Directors, Officers and	Shares Directly and
5% Shareholders	Beneficially Owned	Percent

Abengoa Bioenergy R&D Inc.	9,273,102	12.1%
c/o Crochet & Crochet
Squaidelile, Geneva, Switzerland

UBS AG	8,000,000	10.5%
100 Liverpool Street
London EC2m2RH

Standard Bank Plc	5,000,000	6.5%
25 Dowgate Hill
London EC4R 2SB

Alan Rae (a)	2,769,022	3.6%
100 Commerce Drive, Suite 301
Newark, Delaware 19713

Richard Roger	1,331,250	1.7%
100 Commerce Drive, Suite 301
Newark, Delaware 19713

Karim Jobanputra	754,000	1.0%
100 Commerce Drive, Suite 301
Newark, Delaware 19713

Hendrik Rethwilm	750,000	1.0%
100 Commerce Drive, Suite 301
Newark, Delaware 19713

David Koontz	290,512	*
100 Commerce Drive, Suite 301
Newark, Delaware 19713

Arthur Meyer	202,000	*
100 Commerce Drive, Suite 301
Newark, Delaware 19713

David Shipman	153,000	*
100 Commerce Drive, Suite 301
Newark, Delaware 19713

E. Holt Williams	142,395	*
100 Commerce Drive, Suite 301
Newark, Delaware 19713

Jeffrey Cornish	101,000	*
100 Commerce Drive, Suite 301
Newark, Delaware 19713

*	Less than 1%.

(a)
A trust of which Mr. Rae is the beneficiary holds 819,787 shares, and Mrs. Victoria Rae (spouse), owns 699,235 shares of the Company’s common stock. Mr. Rae disclaims beneficial ownership of the shares held by the trust to the extent that they are not attributable to his proportionate interest in the trust. Mr. Rae also disclaims beneficial ownership of the shares held by Victoria Rae.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions.

The Company has operated under a Code of Ethics for many years. The Company’s Code of Ethics requires all employees, officers and directors, without exception, to avoid engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company’s interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

The Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons. The Company has not adopted written procedures for reviewing related person transactions. The Company reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions, if any, that are determined to be directly or indirectly material to the company or a related person are disclosed.

Director Independence

In accordance with AMEX rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with AMEX’s independence standards as set forth in Section 121A of the AMEX Company Guide. Based on these standards, at its meeting held on March 20, 2007, the Board determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Mr. Meyer, Mr. Rethwilm, Mr. Williams, Mr. Cornish and Mr. Santos Leon.

Item 13. Exhibits

(a) Exhibits

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

EXHIBIT INDEX
O2Diesel Corporation
(A Development Stage Company)

Description
3	.1(1)	Certificate of Amendment, amending the Certificate of Incorporation
3	.2(2)	Bylaws
3	.3(3)
Certificate of Eliminating Reference to the Company’s Series A Convertible Preferred stock and Series B Convertible Preferred Stock from the Certificate of Incorporation of O2Diesel Corporation, dated December 6, 2006

4	.1(4)	Specimen Stock Certificate
10	.1(5)	Form of Employment Agreement between O2Diesel Corporation and Alan Rae*
10	.2(5)	Cooperation agreement between Cognis and AAE+
10	.3(6)	Letter dated September 23, 2003 from the California Air Resources Board
10	.4(7)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser names therein, dated March 3, 2004
10	.5(8)	Convertible Preferred Stock Purchase Agreement by and among O2Diesel Corporation and the Purchaser named therein, dated March 29, 2004.
10	.6(9)	Form of Subscription Agreement for $2.0 million Private Placement as entered into by and between O2Diesel Corporation and each individual investor
10	.7(9)	Form of Warrant for $2.0 and $3.0 million Private Placements
10	.8(10)	Form of Subscription Agreement for $3.0 million Private Placement as entered into by and between O2Diesel Corporation and each individual investor.
10	.9(11)	Employment Agreement by and between O2Diesel Corporation and Richard Roger*
10	.10(12)	Common Stock and Warrant Purchase Agreement between O2Diesel Corporation and the Purchaser named therein, dated September 20, 2005
10	.11(12)	Form of Warrant for Purchaser.
10	.12(13)	Employment Agreement by and between O2Diesel Corporation and David Shipman.*
10	.13(14)	Form of Warrant for Advisors
10	.14(15)	Common Stock and Warrant Purchase Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10	.15(15)	Commercial Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10	.16(15)	Form of Warrant for Abengoa Bioenergy R&D, Inc.
10	.17(16)	Common Stock and Warrant Purchase Agreement for $4.0 million Private Placement
10	.18(16)	Form of Warrant for $4.0 million Private Placement
10	.19(17)	Amendment No. 1 to Common Stock and Warrant Purchase Agreement for $4.0 million Private Placement
10	.17(16)	Common Stock and Warrant Purchase Agreement for $2.5 million Private Placement
10	.18(16)	Form of Warrant for $2.5 million Private Placement
10	.19(17)	Amendment No. 1 to Common Stock and Warrant Purchase Agreement for $2.5 million Private Placement
10	.20(18)	Form of Incentive Stock Option Agreement*

10	.21(19)	Common Stock and Warrant Purchase Agreement+
10	.22(19)	Supply and Distribution Agreement+
10	.23(19)	Form of Warrant
10	.24(19)	Form of Additional Warrant
10	.25(19)	Amendment No. 1 to Common Stock and Warrant Purchase Agreement+
10	.26(20)	Form of Restricted Stock Agreement*
10.27		Share Exchange Agreement, by and among O2Diesel Corporation, ProEnergy Company, Inc., and its shareholders (filed herewith)
10	.28(21)	Common Stock Purchase Agreement, dated as of February 16, 2007, by and between O2Diesel Corporation and Fusion Capital Fund II, LLC
10	.29(21)	Registration Rights Agreement, dated as of February 16, 2007, by and between O2Diesel Corporation and Fusion Capital Fund II, LLC
10	.30(23)	O2Diesel Corporation 2004 Stock Incentive Plan, as amended.
10.31		Amendment No. 1 to David Shipman's Employment Agreement (filed herewith)*
10.32		Supply and Distribution Agreement (filed herewith)+
16	.1(22)	Letter of Ernst & Young LLP, dated March 23, 2006
21		Subsidiaries of O2Diesel Corporation (filed herewith)
23.1		Consent of Ernst & Young LLP
23.2		Consent of Mayer Hoffman McCann P.C.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, on August 14, 2006, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on January 5, 2005, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on December 11, 2006, and incorporated herein by reference.
(4)
Previously filed as an exhibit to the Company’s registration statement on Form SB-2 on June 30, 2000, as amended September 19, 2000, November 3, 2000, and December 22, 2000, and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s current report on Form 8-K on July 30, 2003, and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2003, on November 19, 2003, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 12, 2004, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 30, 2004, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 23, 2005, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Company’s current report on Form 8-K on June 16, 2005, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 4, 2005, and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 5, 2005, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Company’s current report on Form 8-K on October 28, 2005, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Company’s current report on Form 8-K on November 2, 2005, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Company’s current report on Form 8-K on April 20, 2006, and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Company’s current report on Form 8-K on April 27, 2006, and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A on July 28, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, on November 14, 2006, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Company’s current report on Form 8-K on December 19, 2006 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Company’s current report on Form 8-K on February 20, 2007 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Company’s current report on Form 8-K on March 29, 2006, and incorporated herein by reference.
(23)	Previously filed as Annex C to the Company’s Proxy Statements filed in June 5, 2006, and incorporated herein by reference.

* Indicates a management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

     During our fiscal year ended December 31, 2005, Ernst & Young LLP served as the Company’s auditors and during our fiscal year ended December 31, 2006, Mayer Hoffman McCann P.C. served as the Company’s auditors. Following are the fees billed by Mayer Hoffman McCann P.C. for the fiscal year ended December 31, 2006 and by Ernst & Young LLP for the fiscal year ended December 31, 2005:

	2006	2005
Audit Fees
Mayer Hoffman McCann P.C.	$16,292
Ernst & Young LLP		$260,000

Tax Fees
Mayer Hoffman McCann P.C.	$23,743
Ernst & Young LLP		$-

Audit Related Fees
Mayer Hoffman McCann P.C.	$86,189
Ernst & Young LLP	$18,346	$137,000

Total Fees
Mayer Hoffman McCann P.C.	$126,224
Ernst & Young LLP	$18,346	$397,000
	$144,570	$397,000

•	“Audit fees” are fees paid for professional services for the audit of our consolidated financial statements.

•	“Tax fees” are fees primarily for tax compliance in connection with filing US income tax returns in 2006 for the 2005 tax returns.

•
“Audit Related fees” are fees billed by Ernst & Young and Mayer Hoffman McCann P.C. to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

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
March 27, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE
/s/ Alan R. Rae	Director and Chief Executive Officer (Principal Executive Officer)	March 27, 2007
Alan R. Rae

/s/ David H. Shipman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2007
David H. Shipman

/s/ Arthur Meyer	Chairman	March 27, 2007
Arthur Meyer

/s/ David L. Koontz	Director	March 27, 2007
David L. Koontz

/s/ Karim Jobanputra	Director	March 27, 2007
Karim Jobanputra

/s/ Hendrik Rethwilm	Director	March 27, 2007
Hendrik Rethwilm

/s/ E. Holt Williams	Director	March 27, 2007
E. Holt Williams

/s/ Jeffrey Cornish	Director	March 27, 2007
Jeffery Cornish

/s/ Gerson Santos-Leon	Director	March 27, 2007
Gerson Santos-Leon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and the period from October 14, 2000 (inception) through December 31, 2006	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005 and the period from October 14, 2000 (inception) through December 31, 2006	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from October 14, 2000 (inception) through December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
O2Diesel Corporation

We have audited the accompanying consolidated balance sheet of O2Diesel Corporation (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and for the period October 14, 2000 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O2Diesel Corporation as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the period October 14, 2000 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s accumulated losses and lack of available working capital raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
March 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of O2Diesel Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows of O2Diesel Corporation (a developmental stage company) for the year ended December 31, 2005 and for the period October 14, 2000 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of O2Diesel Corporation for the year ended December 31, 2005 and for the period October 14, 2000 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 31, 2006

O2Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$3,065,630
Restricted cash	3,644,427
Accounts receivable	13,775
Due from related parties	36,040
Other receivables	732,587
Inventory	157,598
Prepaid expenses, parts and deposits	316,353

Total current assets	7,966,410

FURNITURE AND EQUIPMENT
Office furniture and equipment	205,713
Fuel and test equipment	213,350
419,063
Less accumulated depreciation	(188,876)
230,187

TOTAL ASSETS	$8,196,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$549,892
Accrued expenses	386,667
Due to related parties	141,161
Deferred grants	9,959
Deferred marketing program	234,500
Other current liabilities	6,562
Total current liabilities	1,328,741

TOTAL LIABILITIES	1,328,741

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-
Common stock: par value of $0.0001; 135,000,000 shares authorized;
75,125,014 issued and outstanding	7,513
Additional paid-in capital	40,076,305
Unearned compensation	(125,141)
Accumulated other comprehensive loss	(4,381)
Deficit accumulated during the development stage	(33,086,440)
Total stockholders' equity	6,867,856

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,196,597

See Notes to Consolidated Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

			October 14, 2000
	Year ended	Year ended	(inception) through
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenue:
Additive related sales	$167,063	$131,605	$438,323
Sponsorship income	83,871	64,002	147,873
	250,934	195,607	586,196

Expenses:
Cost of goods sold	119,367	101,277	326,307
Selling and marketing	1,217,731	1,987,537	7,846,854
Product testing and government grants, net	(394,982)	438,086	977,783
General and administrative	7,416,679	4,468,957	25,549,030

Total operating expense	8,358,795	6,995,857	34,699,974

Operating loss	(8,107,861)	(6,800,250)	(34,113,778)

Other income (expense):
Interest expense	(8,223)	(10,621)	(122,523)
Interest income	126,543	32,346	195,366
Foreign currency gain/(loss), net	395,104	(48,981)	498,783
Other (expense)/income, net	(13,718)	(24,659)	310,070

Total other income (expense)	499,706	(51,915)	881,696

Loss before provision (benefit) for income taxes	(7,608,155)	(6,852,165)	(33,232,082)

Benefit for income taxes	-	-	145,642

Net loss	(7,608,155)	(6,852,165)	(33,086,440)

Deemed dividend to preferred stockholders	(5,581,133)	(618,872)	(6,200,005)

Net loss allocable to common stockholders	$(13,189,288)	$(7,471,037)	$(39,286,445)

Net loss per common share
(basic and diluted)	$(0.20)	$(0.22)	$(1.28)
Weighted average shares of common
shares outstanding	65,723,876	34,726,991	51,847,176
Recapitalization resulting from the AAE
Technologies International PLC acquisition	-	-	21,212,951
Weighted average shares of common
shares outstanding - giving effect to the
recapitalization	65,723,876	34,726,991	30,634,225

See Notes to Consolidated Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2006 and 2005 and the
 Period from October 14, 2000 (inception) through December 31, 2006

						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	-	$-	43,008,772	$430,088	$-	$-	$3,603,415

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2001	-	-	24,181,038	241,810	-	-	1,268,031

Balance at December 31, 2001	-	-	67,189,810	671,898	-	-	4,871,446

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $0.225 per share on various dates during 2002	-	-	703,282	7,033	-	-	515,657

Balance at December 31, 2002	-	-	67,893,092	678,931	-	-	5,387,103

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2003	-	-	555,556	5,556	-	-	119,444

Common stock issued for consulting services	-	-	200,000	2,000	-	-	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	4,356,200	43,562	-	-	46,323

Common stock issued upon exercise of stock options on various dates during 2003	-	-	8,670,881	86,709	-	-	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	(56,928,690)	(814,283)	-	-	814,283

Common stock issued at $1.50 per share on various dates during 2003	-	-	3,333,333	333	-	-	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	-	-	-	-	-	1,132,350	-

Balance at December 31, 2003	-	-	28,080,372	2,808	-	1,132,350	11,745,765

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $1.50 per share on various dates in 2004	-	-	1,070,451	107	-	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	-	-	-	-	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	-	-	18,760,144

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued for consulting services	-	-	63,750	6	-	-	63,094

Warrants issued for consulting services in 2005	-	-	-	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	7,515,981	752	-	-	4,832,439

Common stock issued at $0.7125 per share on various dates in 2005	-	-	3,228,070	322	-	-	2,090,178

Common stock issued at $0.564 per share on various dates in 2005	-	-	6,419,840	642	-	-	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	-	-	29,480,513

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued via exercise of warrants on various dates in 2006	-	-	3,151,892	315	-	-	1,457,829

Common stock issued for consulting services in 2006	-	-	56,250	6	-	-	50,994

Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	-	-	(1,395)

Common stock issued at $0.75 per share in 2006	-	-	8,666,666	867	-	-	6,256,282

Common stock issued at $0.729 per share in 2006	-	-	1,371,742	138	-	-	979,367

Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-	(376,031)	-	376,031

Amortization of unearned compensation	-	-	-	-	250,890	-	-

Fair Value of Stock Options Issued in 2006	-	-	-	-	-	-	1,476,684

Balance at December 31, 2006	-	$-	75,125,014	$7,513	$(125,141)	-	$40,076,305

See Notes to Consolidated Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2006 and 2005 and the
 Period from October 14, 2000 (inception) through December 31, 2006

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders'
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$-	$-	$(4,138,684)	$(105,181)

Net loss	-	-	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	-	(4,476)	-	(4,476)

Comprehensive loss	-	-	-	(1,411,185)

Common stock issued on various dates during 2001	-	-	-	1,509,841

Balance at December 31, 2001	-	(4,476)	(5,545,393)	(6,525)

Net loss	-	-	(1,712,803)	(1,712,803)

Foreign currency translation adjustment	-	(74,085)	-	(74,085)

Comprehensive loss	-	-	-	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	-	-	-	522,690

Balance at December 31, 2002	-	(78,561)	(7,258,196)	(1,270,723)

Net loss	-	-	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	-	179,689	-	179,689

Comprehensive loss	-	-	-	(4,050,607)

Common stock issued on various dates during 2003	-	-	-	125,000

Common stock issued for consulting services	-	-	-	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	-	-	-	1,218,304

Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	-	-

Common stock issued at $1.50 per share on various dates during 2003	-	-	-	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	-	-	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	-	-	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	-	(97,446)	-	(97,446)

Comprehensive loss	-	-	-	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	-	-	583,527

Preferred stock issued on various dates during 2004	-	-	-	5,478,764

Balance at December 31, 2004	-	3,682	(18,626,120)	140,776

Net loss	-	-	(6,852,165)	(6,852,165)

Foreign currency translation adjustment	-	2,329	-	2,329

Comprehensive loss	-	-	-	(6,849,836)

Common stock issued for consulting services in 2005	-	-	-	63,100

Warrants issued for consulting services in 2005	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	-	4,833,191

Common stock issued at $0.7125 per share on various dates in 2005	-	-	-	2,090,500

Common stock issued at $0.564 per share on various dates in 2005	-	-	-	3,600,300

Balance at December 31, 2005	-	6,011	(25,478,285)	4,013,031

Net loss	-	-	(7,608,155)	(7,608,155)

Foreign currency translation adjustment	-	(10,392)	-	(10,392)

Comprehensive loss	-	-	-	(7,618,547)

Common stock issued via exercise of warrants on various dates in 2006	-	-	-	1,458,144

Common stock issued for consulting services in 2006	-	-	-	51,000

Conversion of preferred stock into common stock on various dates in 2006	-	-	-	-

Common stock issued at $0.75 per share in 2006	-	-	-	6,257,149

Common stock issued at $0.729 per share in 2006	-	-	-	979,505

Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-

Amortization of unearned compensation	-	-	-	250,890

Fair Value of Stock Options Issued in 2006	-	-	-	1,476,684

Balance at December 31, 2006	$-	$(4,381)	$(33,086,440)	$6,867,856

See Notes to Consolidated Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Years Ended December 31,		(inception) through
	2006	2005	December 31, 2006
Cash flows from operating activites
Net loss	$(7,608,155)	$(6,852,165)	$(33,086,440)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	87,127	72,557	283,764
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	5,925	5,925
Loss(Gain) on sale/disposal of furniture & equipment	18,044	(11,054)	8,528
Non cash contributions	5,312	-	5,312
Common stock and warrants issued for consulting services	51,000	158,100	254,100
Amortization of unearned compensation	1,727,574	-	1,727,574
Changes in operating assets and liabilites:
Accounts receivable	(275)	2,644	(13,775)
Due from/(to) related parties	(13,604)	(17,774)	105,121
Other receivables	(613,286)	21,869	(732,587)
Inventory, prepaid expenses and other current assets	(74,347)	(104,865)	(479,876)
Accounts payable	(54,432)	14,578	549,892
Accrued expenses	124,194	(514,840)	386,667
Deferred grants	(286,137)	158,054	9,959
Deferred marketing program	(172,533)	407,033	234,500
Other current liabilities	6,562	(95,321)	(4,596)
Cash flows used in operating activities	(6,802,956)	(6,755,259)	(30,400,817)

Cash flows from investing activities
Restricted cash	(91,267)	(3,553,160)	(3,644,427)
Purchase of furniture and equipment	(137,752)	(7,096)	(528,881)
Proceeds from sale of furniture & equipment	1,250	11,900	13,150
Purchase of patent	-	-	(345,115)
Cash flows used in investing activities	(227,769)	(3,548,356)	(4,505,273)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	-	5,953,757
Net proceeds from issuance of common stock	8,694,798	10,570,002	26,550,493
(Repayments) / borrowings of bank debt	-	(22,104)	-
Cash flows provided by financing activities	8,694,798	10,547,898	37,983,014

Effect of exchange rate changes on cash	(11,294)	(3,682)	(11,294)

Net increase in cash	1,652,779	240,601	3,065,630

Cash at beginning of period	1,412,851	1,172,250	-

Cash at end of period	$3,065,630	$1,412,851	$3,065,630

Cash paid for interest	$8,223	$8,248	$113,171

Cash paid for income taxes	None	None	None

Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.
Conversion of preferred to common stock at various dates during 2006, $1,550,000.

See Notes to Consolidated Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the cost of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company.

O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.

Basis of presentation

The Company’s consolidated financial statements for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2006, the Company had a working capital surplus of $6,637,669 and has accumulated losses of $33,086,440 however $3,644,427 of the working capital is restricted in use to operational costs associated with developing markets in Europe.

In December 2004, the Company was notified by the AMEX that it was not in compliance with the Exchange’s listing standards. Specifically, because of continuing losses and the fact that our shareholders’ equity had fallen below $2.0 million, we had failed to meet the required listing standards.

In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we shall take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing standards. During this period, we were subject to periodic reviews by the AMEX to confirm that we were meeting the goals set forth in our Plan. As of June 2006, our shareholders’ equity was required to be $6.0 million or more in order for us to be in compliance with the Exchange’s listing rules. To achieve that level of stockholder’s equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006.

In the amended plan developed by the Company, management indicated that if it were to be successful in raising $7.0 million prior to June, 2006 and an additional $3.5 million in equity in the second half of 2006, it would have sufficient cash to execute its business plan through December 31, 2006, and to be in compliance with the listing standards of the AMEX by June 2006.

As described later in this section, the Company collected $592,692 (after expenses) and $865,452 (net of expenses) in two warrant exercises and closed three private placements totaling $7.5 million as part of this effort. The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list its common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock. On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements.

At December 31, 2006, the Company was in compliance with AMEX listing requirements. The Company believes that it will not be able to meet the AMEX listing requirements for equity as of the end of the first quarter of 2007. However, as described in the Subsequent Events section (Note 11 to the Fiancial Statements), the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007, which we believe will enable us to meet or exceed these requirements, once the registration statement for such shares is effective.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2006, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

Restricted Cash

On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million which is restricted to operational costs associated with developing markets in Europe. Prior to 2005, restricted cash consisted of cash held in the Company’s bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds associated with the acquisition of AAE were released in equal amounts on October 15, 2003, and January 15, 2004.

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $87,127, $72,557 and $283,764 for the years ending December 31, 2006, and 2005, and the period October 14, 2000 (inception) through December 31, 2006.

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

The Company has developed the CityHome™ program to serve as an element of its sales/marketing and product demonstration strategy. This program involves the sale of our additive, the receipt of sponsorship fees and the potential sale of advertising space. Sponsorship fees will become additional revenue for us and will be recognized as such when a sponsorship agreement is signed and the fees have been invoiced and payment is assured. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in its beginning phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of receipt. We are recognizing the value associated with the advertising space when we enter into a contract arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of December 31, 2006, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $234,500. The Company recorded $251,762, $869,974 and $1,121,736 in costs for the CityHome™ initiatives in excess of sponsorship fees during the years ended December 31, 2006, December 31, 2005 and the period October 14, 2000 (inception) through December 31, 2006, respectively.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs for the years ended December 31, 2006, and 2005, and the period October 14, 2000, (inception) through December 31, 2006, were $14,600, $10,653 and $51,692, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $0, $0 and $450,000 for the years ending December 31, 2006, and 2005, and the period October 14, 2000 (inception) through December 31, 2006, respectively.

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

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. As a result, the Company's net loss before taxes is $1,727,574 for the year ended December 31, 2006 and for the period October 14, 2000 (inception) through December 31, 2006 higher than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) opinion No. 25.

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

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005, the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options had been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company obtained approval from the shareholders at the annual meeting on July 6, 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options promised to plan participants. Subsequent to this approval, the Board of Directors granted the promised 350,000 options and an additional 1,200,000 options to six other employees and consultants and one director. During August, 2006, one employee who had been granted 100,000 options left the employment of the Company and forfeited them under the terms of the Incentive Plan. In November 2006, one employee was granted an additional 100,000 options.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) required pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model for 2006 were an expected life of three years, a zero dividend yield, volatility ranging from 72% to 209% (depending on date of grant), and risk free interest rates ranging from 4.64% to 5.09% (depending on date of grant). The assumptions used with this model for 2005 were an expected life of 3 years, a zero dividend yield, volatility ranging from 59% to 120% (depending on date of grant), and risk free interest rates ranging from 3.39% to 3.96% (depending on date of grant).

For purposes of pro forma disclosures, the estimated fair value of the options is to be amortized over the option’s vesting period. If compensation costs had been determined in 2005 based on the fair value at the grant date for awards under this plan consistent with the method of SFAS No. 123, the impact on the Company’s financial results for the year ended December 31, 2005 would have been to record additional compensation cost, thereby increasing net loss allocable to common stockholders by $767,285 in 2005. This would have increased the loss per common share allocable to common stockholders for the year ended December 31, 2005 by less than $.02 per common share. The following table displays the pro forma results of recognizing this compensation expense.

Year Ended December 31, 2005
Net Loss Allocable to Common Stockholders	$(7,471,037)

Additional Compensation Expense	$(767,285)

Pro Forma Net Loss Allocable to Common Stockholders	$(8,238,322)

Pro Forma Net Loss Per Common Share (basic and diluted)	$(0.24)

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

In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effects the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of December 31, 2006, other comprehensive income (loss) included ($10,392) of cumulative loss from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. The Brazilian subsidiary recognized $0, $0 and $7,682 in revenue during the years ended December 31, 2006 and 2005, and the period March, 2004 (inception) through December 31, 2006, respectively, and had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $68,245 at December 31, 2006. Transactions in Brazil are denominated in and the functional currency is the Brazilian Real. At December 31, 2006, the Brazilian operations had aggregate losses of $1,661,638. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

The Company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary did not recognize any revenue for the year ended December 31, 2006 and had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $56,311 at December 31, 2006. Transactions in Spain are denominated in and the functional currency is the Euro. At December 31, 2006, the Spanish operations had aggregate losses of $577,377.

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the years ended December 31, 2006 and December 31, 2005, these subsidiaries incurred no activity and therefore had no profit or loss.

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

3. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,650 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of December 31, 2006, the Company had incurred cumulative costs of $1,956,445 towards completion of the contract, leaving a balance of $83,205 in costs to complete the contract. From the inception of the contract in December 2002 through December 31, 2006, the Company billed NREL $1,565,156 of which $110,190 is included in other receivables as of December 31, 2006.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company’s fuel additive under the CARB Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount, or $899,067. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory, which contracted with the Company in the third quarter of 2006. As of December 31, 2006, the Company had incurred cumulative costs of $430,972 towards completion of the contract, leaving a balance of $692,862. From the inception of the contract in August 2006 through December 31, 2006 the Company billed NREL $344,777 of which $344,777 is included in other receivables as of December 31, 2006.

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company is currently reviewing several possible test projects and expects to enter into a contract eligible for approximately 80% reimbursement by the second or third quarter of 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

Appropriation from the U.S. Department of Defense (1):

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. This contract contains a payment schedule based on meeting performance milestones. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and was not extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the U.S. Department of Defense as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through December 31, 2005, the Company has received cash in excess of costs incurred of $296,097 and has recorded Deferred Grants at December 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of December 31, 2005. No additional reimbursements are expected from this appropriation. During the fourth quarter of 2006 the Company was notified from the subcontractor that the contract was officially closed and O2Diesel has no further requirements. Based on this information, the Company applied the previously recorded liability of $296,097 for this contract as an offset to 2006 grant expenses for the year ended December 31, 2006.

Appropriation from the U.S. Department of Defense (2):

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company’s O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and continued through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. As of December 31, 2006, costs totaling $1,011,215 had been incurred and billed, leaving a remaining contract balance of $1,349. As of December 31, 2006, $17,498 remains as a receivable. No further expenses will be incurred under the contract, which is expected to be formally closed out in 2007.

Appropriation from the U.S. Department of Defense (3):

The Company received an appropriation during 2005 of approximately $910,000 from the Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. Four milestones were achieved during 2006 which resulted in issuing $530,000 of invoices during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contains no more than 80% petroleum. If this project is successful, an application will be made to DOE for “alternative fuel” status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada. The other bases will be selected during 2007 and field demonstrations will commence by the end of the year. As of December 31, 2006, $520,041 in expenses has been incurred, leaving an available balance of $389,959. Of the $530,000 invoiced, $75,000 remains as a receivable at December 31, 2006. In addition the Company has issued billings in excess of costs of $9,959 and has recorded Deferred Grants at December 31, 2006 in the Consolidated Balance Sheet.

Appropriation from the U.S. Department of Defense (4):

In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2Diesel™. The Company expects to enter into a contract for this work during the first quarter of 2007. The Company can receive reimbursement from this appropriation of up to the entire $1,100,000.

Appropriation from the U.S. Department of Defense (5):

In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2 Diesel. The company expects to enter into a contract for this work during the second quarter of 2007. The company can receive reimbursement from this appropriation of up to the entire $1,000,000.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

4. Other Receivables

Other Receivables consisted of the following at December 31, 2006

ITC Appropriation	$17,498
NREL Appropriation	454,967
CTC Appropriation	75,000
EPIC & Prime Bio (City Home Sponsorship)	9,000
Due from ProEco	150,000
Reimbursement of expenses and services performed	26,122

$732,587

5. Accrued Liabilities

Accrued liabilities consisted of the following at December 31, 2006

Legal and professional	$126,208
Investor Relations	120,000
Other	140,459

$386,667

* Note; Within Investor Relations, the Company recorded an accrual for an investor relations outsourcing contract ($120,000).

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of December 31, 2006 are as follows:

Net operating loss carryforwards	$9,008,250
Deferred revenue	397,000
Accrued expenses	148,000

Total deferred tax assets	9,553,250
Valuation allowance	(9,553,250)

Net deferred tax assets	$—

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At December 31, 2006, the Company had Federal and state net operating loss carryforwards of approximately $21.5 million for income tax purposes. If not used, these carryforwards begin to expire in 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As a result, certain amounts of the net operating loss carryforwards may expire without being utilized. As of December 31, 2006, the Company had an Irish net operating loss carryforward of approximately $640,000 which can be carried forward indefinitely, cumulative Spanish losses of approximately $575,000 and a Brazilian net operating loss of approximately $1,425,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

The transaction closed and the warrants were issued on October 24, 2005 and the funds were released from the escrow account on October 26, 2005. In addition, in connection with this transaction, the Company entered into an investor relations contract that awarded 100,000 shares of restricted common stock which vests over a one year period ended September 20, 2006. As of December 31, 2006, the restrictions on all 100,000 shares issuable under this contract have lapsed and such shares were earned and able to be sold.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accretes the value of the beneficial conversion feature through equity and records a deemed dividend to preferred stockholders. The Company recorded a deemed dividend to preferred shareholders of $5,581,133, $618,872 and $6,200,005 in the consolidated statements of operations for the years ending December 31, 2006, December 31, 2005 and the period October 14, 2000 (inception) through December 31, 2006, respectively. The amount recorded for the year ended December 31, 2006 reflected that in April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

The purchase price of both transactions represented a discount of approximately 10% in comparison to the prevailing market price of the Company's common stock during the period of negotiations for these private placements.

Subsequent to entering into these agreements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that shareholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement. Both transactions closed on April 27, 2006.

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

$1.0 Million Private Placement

On September 15, 2006, the Company entered into an agreement with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company's products.

The parties entered into a Common Stock and Warrant Purchase Agreement ("$1.0 million Purchase Agreement") for 1,371,742 shares of the Company's common stock at a purchase price of $0.729 per share in a private placement for total proceeds of $1,000,000. As a condition of enforceability of the Agreement against the Company, the Asian supplier was required to fund the purchase price in an escrow account, which funds were received and deposited into escrow on October 19, 2006.

As part of the sale, the Company issued warrants to purchase 685,871 shares of common stock at an exercise price of $0.972 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance. The Asian supplier's obligation to purchase the shares is subject to the Company satisfying certain additional conditions.

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

The common stock and the warrants were issued to the accredited investor in a transaction that is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

The transaction closed and the funds were received on November 22, 2006.

 Options/Restricted Shares

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005, the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options had been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company obtained approval from the shareholders at the annual meeting on July 6, 2006 to increase the number of common shares available for issuance under the Incentive Plan to 9,750,000 in order to effectuate the grant of the remaining stock options promised to plan participants. Subsequent to this approval, the Board of Directors granted the promised 350,000 options and an additional 1,200,000 options to six other employees and consultants and one director. During August 2006, one employee who had been granted 100,000 options left the employment of the Company and forfeited them under the terms of the Incentive Plan. In November, 2006, one employee was granted an additional 100,000 options.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

As of December 31, 2006, the Company had granted options to the following groups:

Directors	3,000,000
Officers	3,150,000
Employees & Consultants	1,350,000
Total	7,500,000

The weighted average fair values of the options granted were $1.15, $0.21 and $0.42 during the years ended December 31, 2006 and 2005, and for the period October 14, 2000 (inception) through December 31, 2006, respectively. The expense related to the fair value of stock options issued during the year ended December 31, 2006 was $1,476,684. The total value of shares vested during the years ended December 31, 2006, 2005 and for the period October 14, 2000 (inception) through December 31, 2006 was $1,544,467, $727,530 and $2,271,997, respectively. As of December 31, 2006, the compensation cost related to non-vested awards amounted to $424,255 and is expected to be recognized over a weighted average period of 1.43 years.

The following table shows the outstanding options granted under the 2004 Stock Incentive plan

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2005	500,000	$1.50
Granted in 2005	5,450,000	$1.50	8.7
Exercised in 2005
Forfeited or Expired
Outstanding at December 31, 2005	5,950,000	$1.50	8.7
Granted During the Year Ended December 31, 2006	1,350,000	$1.28	9.5
	200,000	$1.50	9.5
	100,000	$0.71	9.9
Exercised During the Year Ended December 31, 2006
Forfeited or Expired	(100,000)	$1.28

Outstanding at December 31, 2006	7,500,000	$1.45	8.8

Exercisable at December 31, 2006	5,583,000	$1.47	8.8

Restricted Stock Awards

On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year. In exchange for services, the Company will pay the consultant $7,250 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. For the years ended December 31, 2006, and 2005, and for the period October 14, 2000 (inception) through December 31, 2006, the Company recognized $51,000, $30,500 and $81,500, respectively, in connection with the stock award. As of December 31, 2006, the restrictions on all 100,000 shares issued under this contract have lapsed and such shares were earned and able to be sold.

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated December 10, 2004 that granted to the distributor a warrant to purchase 600,000 shares of O2Diesel’s common stock at a price of $2.00 per share. The warrant expires on May 5, 2007.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of December 31, 2006:

Common Shares Outstanding		75,125,014

Reserved For Future Issuance
Options Granted to officers and directors	7,500,000
Restricted Stock Award to Officer	500,000
Warrants	12,306,636	20,306,636

Total shares issued and outstanding and reserved for future issuance at December 31, 2006		95,431,650

9. Related Party Transactions

A company controlled by a former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month to the Company’s Irish subsidiary. For the years ending December 31, 2006, and 2005, and for the period October 14, 2000, (inception) through December 31, 2006, the Company paid $17,956, $28,597, and $179,851, respectively to the company controlled by the former Chairman. At December 31, 2006, $7,500 was accrued as a payable to this related party.

Included in receivables due from related parties at December, 31, 2006 is $36,040 which is related to travel advances made to employees.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. For the years ended December, 31, 2006, and 2005, and for the period October 14, 2000, (inception) through December 31, 2006, the Company incurred expenses of $182,008, $204,483, and $473,392, respectively, with these related parties.

10. Commitments

Operating leases

The Company leases certain office equipment under agreements that are accounted for as operating leases. As of December 31, 2006, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases

2007	$101.463
2008	89,779

Total	$191,242

Rent expense under the leases with unrelated parties for the years ended December 31, 2006, and 2005, and the period October 14, 2000, (inception) through December 31, 2006, were $124,300, $91,642 and $296,475 respectively.

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

11. Subsequent Events

ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (the “Agreement”) with ProEco Energy Company (“ProEco”) and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company’s common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

ProEco, which has had limited operations to date, is in the process of developing a new fuel-grade ethanol plant (the “Ethanol Plant”) with planned capacity of 100 million gallons per year to be built in two 50 million gallon trains (each a “Train ”). ProEco Shareholders will receive 60% of the Transaction Shares at the time of the closing and will receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares will be held in escrow until the conditions for their release have been met. The parties intend the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

The share exchange agreement requires ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco must have entered into a definitive engineering, procurement and construction contract with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project and executed marketing agreements for the sale of the production of the Ethanol Plant. Under the terms of the share exchange agreement, ProEco is responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

As a condition to the closing of the ProEco share exchange, the Company is obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company will be required to raise $120 to $140 million in debt and between $60 to $80 million in equity in two tranches in 2007.

Prior to closing, the Company and the ProEco Shareholders will enter into a stockholder agreement that will, among other things, impose restrictions on the transfer of the Transaction Shares.

The Common Stock will be issued to the ProEco Shareholders in a transaction that will be exempt from the registration requirement pursuant to Section 4(2) of the Securities Act and under Regulation D promulgated under the Securities Act.

Fusion Transaction

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10 million of the Company's common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases will occur after the SEC has declared effective the registration statement related to the transaction. The Company has agreed to issue to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. After the SEC has declared effective the registration statement, generally the Company has the right but not the obligation from time to time to sell shares of the Company's common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company's shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.