Form 10QSB
period 2007-03-31
O2DIESEL CORP
filed 2007-05-15
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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
As of May 8, 2007, the registrant had 76,431,001 shares of Common Stock,
$0.0001 par value per share, issued and outstanding
Transitional Small Business Disclosure Format (check one) Yes   ☐   No  ☑

O2DIESEL CORPORATION
FOR THE QUARTER ENDED March 31, 2007
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

O2Diesel Corporation
(A Development Stage Company)
PART I. FINANCIAL INFORMATION
ITEM 1.
Consolidated Balance Sheet
March 31, 2007
ASSETS
CURRENT ASSETS
Cash	$1,532,621
Restricted cash	3,226,966
Accounts receivable	143,617
Due from related parties	36,173
Other receivables	610,571
Unbilled appropriations receivable	237,660
Inventory	97,912
Prepaid expenses, parts and deposits	241,868

Total current assets	6,127,388

FURNITURE AND EQUIPMENT
Office furniture and equipment	209,725
Fuel and test equipment	213,350
423,075
Less accumulated depreciation	(210,471)
212,604

TOTAL ASSETS	$6,339,992

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$834,703
Accrued expenses	285,754
Due to related parties	164,890
Deferred grants	112,950
Deferred marketing program	161,276
Other current liabilities	8,632
Total current liabilities	1,568,205

TOTAL LIABILITIES	1,568,205

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-
Common stock: par value of $0.0001; 135,000,000 shares authorized;
75,342,343 issued and outstanding	7,534
Additional paid-in capital	40,343,302
Unearned compensation	(86,396)
Accumulated other comprehensive loss	(1,679)
Deficit accumulated during the development stage	(35,490,974)
Total stockholders' equity	4,771,787

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,339,992
See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations
			October 14, 2000
			(inception)
	Three months ended March 31,		through
	2007	2006	March 31, 2007

Revenue:
Additive related sales	$165,963	$38,125	$604,286
Sponsorship income	15,750	12,747	163,623
	181,713	50,872	767,909

Expenses:
Cost of goods sold	131,381	28,085	457,688
Selling and marketing	326,209	244,850	8,173,063
Product testing and government grants, net	163,115	37,337	1,140,898
General and administrative	2,033,275	1,526,213	27,582,305

Total operating expense	2,653,980	1,836,485	37,353,954

Operating loss	(2,472,267)	(1,785,613)	(36,586,045)

Other income (expense):
Interest expense	(1,853)	(1,645)	(124,376)
Interest income	22,390	3,177	217,756
Foreign currency gain/(loss), net	47,306	69,592	546,089
Other (expense)/income, net	(110)	(3,297)	309,960

Total other income (expense)	67,733	67,827	949,429

Loss before provision (benefit) for income taxes	(2,404,534)	(1,717,786)	(35,636,616)

Benefit for income taxes	-	-	145,642

Net loss	(2,404,534)	(1,717,786)	(35,490,974)

Deemed dividend to preferred stockholders	-	(3,325,199)	(6,200,005)

Net loss allocable to common stockholders	$(2,404,534)	$(5,042,985)	$(41,690,979)

Net loss per common share
(basic and diluted)	$(0.03)	$(0.11)	$(0.98)
Weighted average shares of common
shares outstanding	75,314,434	46,891,018	62,957,439
Recapitalization resulting from the AAE
Technologies International PLC acquisition	-	-	(20,391,805)
Weighted average shares of common
shares outstanding - giving effect to the
recapitalization	75,314,434	46,891,018	42,565,634
See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
October 14, 2000 (Inception) through March 31, 2007
						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	-	$-	43,008,772	$430,088	$-	$-	$3,603,415

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2001	-	-	24,181,038	241,810	-	-	1,268,031

Balance at December 31, 2001	-	-	67,189,810	671,898	-	-	4,871,446

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $0.225 per share on various dates during 2002	-	-	703,282	7,033	-	-	515,657

Balance at December 31, 2002	-	-	67,893,092	678,931	-	-	5,387,103

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2003	-	-	555,556	5,556	-	-	119,444

Common stock issued for consulting services	-	-	200,000	2,000	-	-	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	4,356,200	43,562	-	-	46,323

Common stock issued upon exercise of stock options on various dates during 2003	-	-	8,670,881	86,709	-	-	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	(56,928,690)	(814,283)	-	-	814,283

Common stock issued at $1.50 per share on various dates during 2003	-	-	3,333,333	333	-	-	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	-	-	-	-	-	1,132,350	-

Balance at December 31, 2003	-	-	28,080,372	2,808	-	1,132,350	11,745,765

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $1.50 per share on various dates in 2004	-	-	1,070,451	107	-	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	-	-	-	-	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	-	-	18,760,144

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued for consulting services	-	-	63,750	6	-	-	63,094

Warrants issued for consulting services	-	-	-	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	7,515,981	752	-	-	4,832,439

Common stock issued at $0.7125 per share on various dates in 2005	-	-	3,228,070	322	-	-	2,090,178

Common stock issued at $0.564 per share on various dates in 2005	-	-	6,419,840	642	-	-	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	-	-	29,480,513

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued via exercise of warrants on various dates in 2006	-	-	3,151,892	315	-	-	1,457,829

Common stock issued for consulting services	-	-	56,250	6	-	-	50,994

Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	-	-	(1,395)

Common stock issued at $0.75 per share in 2006	-	-	8,666,666	867	-	-	6,256,282

Common stock issued at $0.729 per share in 2006	-	-	1,371,742	138	-	-	979,367

Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-	(376,031)	-	376,031

Amortization of unearned compensation	-	-	-	-	250,890	-	-

Fair value of stock options issued in 2006	-	-	-	-	-	-	1,476,684

Balance at December 31, 2006	-	-	75,125,014	7,513	(125,141)	-	40,076,305

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued to employee	-	-	166,667	17	-	-	136,650

Fair value of unearned shares related to commitment shares	-	-	805,987	80	-	-	668,969

Unearned common stock issued for commitment shares	-	-	(755,325)	(76)	-	-	(626,919)

Amortization of unearned compensation	-	-	-	-	38,745	-	-

Fair value of stock options issued in 2006	-	-	-	-	-	-	88,297

Balance at March 31, 2007	-	$-	75,342,343	$7,534	$(86,396)	-	$40,343,302
See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
October 14, 2000 (Inception) through March 31, 2007
			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders'
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$-	$-	$(4,138,684)	$(105,181)

Net loss	-	-	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	-	(4,476)	-	(4,476)

Comprehensive loss	-	-	-	(1,411,185)

Common stock issued on various dates during 2001	-	-	-	1,509,841

Balance at December 31, 2001	-	(4,476)	(5,545,393)	(6,525)

Net loss	-	-	(1,712,803)	(1,712,803)

Foreign currency translation adjustment	-	(74,085)	-	(74,085)

Comprehensive loss	-	-	-	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	-	-	-	522,690

Balance at December 31, 2002	-	(78,561)	(7,258,196)	(1,270,723)

Net loss	-	-	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	-	179,689	-	179,689

Comprehensive loss	-	-	-	(4,050,607)

Common stock issued on various dates during 2003	-	-	-	125,000

Common stock issued for consulting services	-	-	-	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	-	-	-	1,218,304
-
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	-	-

Common stock issued at $1.50 per share on various dates during 2003	-	-	-	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	-	-	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	-	-	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	-	(97,446)	-	(97,446)

Comprehensive loss	-	-	-	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	-	-	583,527

Preferred stock issued on various dates during 2004	-	-	-	5,478,764

Balance at December 31, 2004	-	3,682	(18,626,120)	140,776

Net loss	-	-	(6,852,165)	(6,852,165)

Foreign currency translation adjustment	-	2,329	-	2,329

Comprehensive loss	-	-	-	(6,849,836)

Common stock issued for consulting services	-	-	-	63,100

Warrants issued for consulting services	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	-	4,833,191

Common stock issued at $0.7125 per share on various dates in 2005	-	-	-	2,090,500

Common stock issued at $0.564 per share on various dates in 2005	-	-	-	3,600,300

Balance at December 31, 2005	-	6,011	(25,478,285)	4,013,031

Net loss	-	-	(7,608,155)	(7,608,155)

Foreign currency translation adjustment	-	(10,392)	-	(10,392)

Comprehensive loss	-	-	-	(7,618,547)

Common stock issued via exercise of warrants on various dates in 2006	-	-	-	1,458,144

Common stock issued for consulting services	-	-	-	51,000

Conversion of preferred stock into common stock on various dates in 2006	-	-	-	-

Common stock issued at $0.75 per share in 2006	-	-	-	6,257,149

Common stock issued at $0.729 per share in 2006	-	-	-	979,505

Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-

Amortization of unearned compensation	-	-	-	250,890

Fair value of stock options issued in 2006	-	-	-	1,476,684

Balance at December 31, 2006	-	(4,381)	(33,086,440)	6,867,856

Net loss	-	-	(2,404,534)	(2,404,534)

Foreign currency translation adjustment	-	2,702	-	2,702

Comprehensive loss	-	-	-	(2,401,832)

Common stock issued to employee	-	-	-	136,667

Fair value of unearned shares related to commitment shares	-	-	-	669,049

Unearned common stock issued for commitment shares	-	-	-	(626,995)

Amortization of unearned compensation	-	-	-	38,745

Fair value of stock options issued in 2006	-	-	-	88,297

Balance at March 31, 2007	$-	$(1,679)	$(35,490,974)	$4,771,787
See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
			October 14, 2000
	Three Months Ended March 31,		(inception) through
	2007	2006	March 31, 2007
Cash flows from operating activites
Net loss	$(2,404,534)	$(1,717,786)	$(35,490,974)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	21,595	20,916	305,359
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
Loss(Gain) on sale/disposal of furniture & equipment	-	850	8,528
Non cash contributions	-	1,564	5,312
Common stock and warrants issued for consulting services	-	14,625	254,100
Common stock issued to employee	136,667	-	136,667
Common stock issued for commitment shares	42,054	-	42,054
Amortization of unearned compensation	127,042	100,356	1,854,616
Changes in operating assets and liabilites:
Accounts receivable	(129,842)	6,750	(143,617)
Due from/(to) related parties	23,596	83,731	128,717
Other receivables	122,016	(50,457)	(610,571)
Inventory, prepaid expenses and other current assets	(103,489)	(73,999)	(583,365)
Accounts payable	284,811	158,296	834,703
Accrued expenses	(100,913)	(68,881)	285,754
Deferred grants	102,991	199,099	112,950
Deferred marketing program	(73,224)	(64,811)	161,276
Other current liabilities	2,070	882	(2,526)
Cash flows used in operating activities	(1,949,160)	(1,388,865)	(32,349,977)

Cash flows from investing activities
Restricted cash	417,461	(66,121)	(3,226,966)
Purchase of furniture and equipment	(4,012)	(41,702)	(532,893)
Proceeds from sale of furniture & equipment	-	-	13,150
Purchase of patent	-	-	(345,115)
Cash flows provided by (used in) investing activities	413,449	(107,823)	(4,091,824)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	-	5,953,757
Net proceeds from issuance of common stock	-	592,692	26,550,493
Cash flows provided by financing activities	-	592,692	37,983,014

Effect of exchange rate changes on cash	2,702	1,981	(8,592)

Net (decrease)/increase in cash	(1,533,009)	(902,015)	1,532,621

Cash at beginning of period	3,065,630	1,412,851	-

Cash at end of period	$1,532,621	$510,836	$1,532,621

Cash paid for interest	$1,853	$1,645	$115,024

Cash paid for income taxes	None	None	None

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

In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company. Subsequent to its first private placement, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the “Follow-On Private Placement”). In the Follow-On Private Placement, we raised $1,535,770, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share.

O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 60,849,310 shares of the Company’s common stock so that the total number of shares approved for listing is now 107,368,208. Our shares began to trade on the exchange on July 1, 2004.

Basis of Presentation

The Company’s unaudited consolidated financial statements for the three months ended March 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2007, the Company had working capital of $4,559,183 and had accumulated losses of $35,490,974.

Further, the Company was notified in December 2004 by the AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders’ equity. AMEX requires that minimum levels of stockholders’ equity be maintained. O2Diesel was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders’ equity of $6.0 million by June 2006 and to maintain this level going forward.

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

The Company believed it needed to raise an additional $7.0 million in new capital prior to June 2006 to allow it to return to full compliance with the listing standards of the AMEX. In addition, the Company believed it needed to raise an additional $3.5 million in equity in the second half of 2006 to allow it to execute its business plan for the year and to remain in compliance with the AMEX standards.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements, but for period ended March 31, 2007, the Company was not able to meet the listing requirements. However, as described later in this section, the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007, which we believe will enable us to meet or exceed these requirements, once the registration statement for such shares is effective.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

Since July 2003, the Company has raised approximately $33 million for its operations.

Transactions During the First Quarter of 2007

ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with ProEco Energy Company, Inc. (“ProEco”) and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company’s common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

ProEco, which has had limited operations to date, is in the process of developing a new fuel-grade ethanol plant (the “Ethanol Plant”) with planned capacity of 100 million gallons per year to be built in two 50 million gallon trains (each a “Train”). ProEco Shareholders will receive 60% of the Transaction Shares at the time of the closing and will receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares will be held in escrow until the conditions for their release have been met. The parties intend the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

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

As a condition to the closing of the ProEco share exchange, the Company is obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company will be required to raise $120 to $140 million in debt and between $60 and $80 million in equity in two tranches in 2007.

Prior to closing, the Company and the ProEco Shareholders will enter into a stockholder agreement that will, among other things, impose restrictions on the transfer of the Transaction Shares.

The Common Stock will be issued to the ProEco shareholders in a transaction that will be exempt from the registration requirement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and under Regulation D promulgated under the Securities Act.

Under the terms of the letter of intent for the share exchange agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the ethanol plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The loan agreement provides for the Company to advance ProEco up to $400,000 and has a maturity date of June 22, 2007. The interest rate on the loan is 7%. As of March 31, 2007, the Company had advanced $400,000 to ProEco under the terms of this agreement. As of April 30, 2007, the Company agreed to extend the maturity date of the loan to September 15, 2007.

$10 million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company’s discretion, the Company may sell up to $10 million of the Company’s common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company’s common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company’s discretion, Fusion Capital’s purchase will occur after the Securities and Exchange Commission ("SEC") has declared effective the registration statement related to the transaction. The Company has issued to Fusion Capital 805,987 shares of the Company’s common stock as a commitment fee for entering into the Purchase Agreement.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. After the SEC has declared effective the registration statement, generally the Company has the right but not the obligation from time to time to sell shares of the Company’s common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company’s shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2007 cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $21,595 and $20,916, respectively for the three months ended March 31, 2007 and 2006, and was $305,359 respectively for the period October 14, 2000 (inception) through March 31, 2007.

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

The Company has developed the CityHome™ program to serve as a key element of its sales/marketing and product demonstration strategy. This program involves the sale of our additive, the receipt of sponsorship fees and the potential sale of advertising space. As with other customers, revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel. Sponsorship fees will become additional revenue for us and will be recognized as such over the period of the contract when a sponsorship agreement is signed and the fees have been invoiced and payment has been assured. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in a relatively undeveloped phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of receipt. We are recognizing the value associated with the advertising space when we enter into a contract arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of March 31, 2007, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $161,276. The Company recorded $17,059 in costs for the CityHome™ initiatives in excess of sponsorship fees during the quarter ended March 31, 2007 and $19,273 and $1,138,795 of costs in excess of sponsorship fees for CityHome™ initiatives for the quarter ended March 31, 2006 and for the October 14, 2000 (inception) through March 31, 2007, respectively.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $10,205 for the three months ended March 31, 2007 and were $2,937 and $61,897 respectively for the three months March 31, 2006 and for the period October 14, 2000 (inception) through March 31, 2007.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $0, $0 and $450,000 for the three months ended March 31, 2007, and 2006, and the period October 14, 2000 (inception) through December 31, 2006, respectively.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005, with early adoption encouraged.

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 9,750,000 shares of common stock to be reserved for future issuance under the Plan. Stock options generally vest over three years and will expire 10 years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting.

Once these options are granted by the Board under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model for 2006 were an expected life of three years, a zero dividend yield, volatility ranging from 72% to 209% (depending on date of grant), and risk free interest rates ranging from 4.64% to 5.09% (depending on date of grant). The assumptions used with this model for 2005 were an expected life of 3 years, a zero dividend yield, volatility ranging from 59% to 120% (depending on date of grant), and risk free interest rates ranging from 3.39% to 3.96% (depending on date of grant). The estimated fair value of the options is amortized over the option’s vesting period.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of March 31, 2007, accumulated other comprehensive loss included ($1,679) of cumulative losses from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. The Brazilian subsidiary recognized $0, $0 and $7,682 in revenue during the three months ended March 31, 2007 and 2006, and the period March, 2004 (inception) through March 31, 2007, respectively, and had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $88,742 at March 31, 2007. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At March 31, 2007, the Brazilian operations had aggregate losses of $1,703,596. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

The company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary did not recognize any revenue for the three months ended March 31, 2007 nor the period of April 2006 through March 31, 2007. At March 31, 2007 the Spanish subsidiary had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $52,366. Transactions in Spain are denominated in and the functional currency is the Euro. At March 31, 2007, the Spanish operations had aggregate losses of $749,840.

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the years ended December 31, 2005 and December 31, 2006 and for the three months ended March 31, 2007, these subsidiaries incurred no activity and therefore had no profit or loss.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations and cash flows presented herein for the three month periods ended March 31, 2007 and 2006 and from inception (October 14, 2000) through March 31, 2007 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2007. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2006 previously filed with the Securities and Exchange Commission.

3. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of March 31, 2007, the Company had incurred cumulative costs of $2,013,647 towards completion of the contract, leaving a balance of $26,004 in costs to complete the contract. From the inception of the contract in December 2002 through March 31, 2007, the Company billed NREL $1,565,156 of which $16,317 is included in other receivables as of March 31, 2007. In addition, the Company recorded $45,761 of unbilled receivables at March 31, 2007 under this appropriation.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company’s fuel additive under the CARB Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory. As of March 31, 2007, the Company had incurred cumulative costs of $575,175 towards completion of the contract, leaving a balance of $548,659 in costs to complete the contract. From the inception of the contract through March 31, 2007, the Company billed NREL $344,777 of which $33,847 is included in other receivables as of March 31, 2007. In addition the Company recorded $115,363 of unbilled receivables at March 31, 2007 under this appropriation.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company has received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company submitted a proposal to NREL and expects to have these funds under contract by the end of the second quarter 2007. These projects would be eligible for 80% reimbursement.

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

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company's O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department  of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. The amount of the reduction will be added to a future contract through the Air Force. Billings under this contract are made monthly. As of December 31, 2006, costs totaling $1,011,215 had been incurred, billed, and received. As of March 31, 2007, there is a balance of $1,349 in the contract, but no further activity is expected. The contract will be officially closed out during 2007.

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. Five milestones were achieved by March 31, 2007. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to EPA for alternative fuel status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada. As of March 31, 2007 the Company has recorded expenses of $631,536 against this contract, leaving a balance of $278,464. The Company invoiced $555,000 for the five milestones on this project through March 31, 2007, of which $25,000 was recorded as a receivable as of March 31, 2007. The Company also recorded $76,536 as an unbilled receivable under this appropriation as of March 31, 2007.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for expanded testing and verification of O2Diesel™. As of March 31, 2007 the Company has received a letter contract for $175,000 which authorizes the Company to begin work and incur costs. This also enabled us to issue a milestone invoice of $112,950 which is recorded as a receivable as of March 31, 2007. This letter contract will be amended during the second quarter of 2007 to increase the amount to $575,000. As of March 31, 2007, the Company had incurred no costs against this appropriation and therefore recorded $112,950 as a deferred grant on the balance sheet at March 31, 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Appropriation from the U.S. Department of Defense (5)

In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2Diesel™. The Company expects to enter into a contract for this work during the second quarter of 2007. The Company can receive reimbursement from this appropriation of up to the entire $1,000,000

4. Other Receivables

March 31, 2007
Other Receivables
Due from ProEco	$400,000
CTC Appropriation	137,950
NREL Appropriation	50,164
Reimbursement of expenses and services performed	22,457

$610,571

5. Accrued Expenses

March 31, 2007
Accrued Liabilities
Legal and professional	$77,829
Other	207,925

$285,754

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of March 31, 2007:

March 31, 2007
Income taxes
Net operating loss carryforwards	$10,240,000
Deferred revenue	54,000
Accrued expenses	125,000
Total deferred tax assets	10,419,000
Valuation allowance	(10,419,000)
Net deferred tax assets	$—

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At March 31, 2007, the Company had Federal and state net operating loss carryforwards of approximately $24.0 million for income tax purposes. If not used, these carryforwards expire through 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of March 31, 2007, the Company had an Irish net operating loss carryforward of approximately $640,000 which can be carried forward indefinitely, cumulative Spanish losses of approximately $725,000 and a Brazilian net operating loss of approximately $1,450,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

In July 2006, The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions, as defined and prescribes the measurement process and a minimum recognition threshold, for a tax position taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, its federal and state tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as “major” tax jurisdictions as defined. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2003 to December 31, 2006) and for the tax years which remain open for examination in Ireland (December 31, 2006), Spain (December 31, 2006) and Brazil (December 31, 2006). Based on this evaluation, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the period ended March 31, 2007 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Upon adoption on January 1, 2007 and as of March 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses and interest paid or received is recorded in interest expense or interest income related to the settlement of tax audits for certain prior periods. For the period ended March 31, 2007, there were no interest or penalties recorded relating to the settlement of tax audits.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
$2.0 and $3.0 Million Private Placements

In a series of two private placements of the Company's common stock in 2005, the Company raised $4,833,192 after payment of an 8% commission and other expenses, and issued 7,535,981 shares of common stock at a price of $0.70 per share. Subscribers to these private placements received for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the private placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of the private placement, or at an exercise price of $1.05 per share in the second twelve months following the close the private placement. The total number of warrants issued was 3,757,990. The common stock and the warrants were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

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

$3.6 Million Private Placement

On December 16, 2005, the Company issued 6,419,840 shares of the Company's common stock in a private placement, for total proceeds of 3,000,000€, or approximately $3.6 million at the then current exchange rates.

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

$10.0 Million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10 million of the Company's common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases will occur after the SEC has declared effective the registration statement related to the transaction. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

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

Issuances of Preferred Stock

Series A 0% Convertible Preferred Stock Private Placement

Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the “Series A Purchaser”) dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A 0% Convertible Preferred Stock, par value $.0001 (“Series A Preferred Stock”). The offering resulted in gross proceeds of approximately $3,200,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series A Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act. The Series A Preferred Stock was initially convertible into the Company's common stock at a variable conversion ratio which was the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-five percent (25.0%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series A Purchaser may not convert Series A Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series A Purchaser receive more than 8,000,000 or less than 2,000,000 shares of the Company's common stock upon conversion of the Series A Preferred Stock.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

The Series A Purchaser was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series A Fixed Conversion Price.

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

The Series B Preferred Stock was initially convertible into the Company's common stock at a variable conversion ratio which was the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Now the minimum price at which the shares may be converted is equal to twenty-seven and four tenths per cent (27.4%) of the Series B Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series B Purchaser may not convert Series B Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series B Purchaser receive more than 7,500,000 or less than 2,054,795 shares of the Company's common stock upon conversion of the Series B Preferred Stock.

The Series B Purchaser was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series B Fixed Conversion Price.

In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 per share should certain sales targets be achieved. The warrant was to expire on July 10, 2006. None of the sales targets have been achieved under the Distribution Agreement and as of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel’s common stock at a price of $2.00 per share, which expired on May 5, 2007.

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

On April 27, 2007, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.50 per share. The warrant offer will expire on May 25, 2007. If all eligible warrant holders were to exercise their warrants at the reduced price, the Company would receive proceeds of approximately $4.3 million. On May 9, 2007, the Company extended this reduced price offer until June 8, 2007. As of May 15, 2007, the Company amended the offer to grant the warrant holders, who tender their warrants, additional shares of Common Stock if the Company enters into any agreement for the sale of shares of Common Stock at less than $0.50 per share prior to June 8, 2008. As of May 15, 2007, the Company had not determined the number of warrant holders intending to exercise this reduced price offer.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Options

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 9,750,000 shares of common stock to be reserved for future issuance under the Incentive Plan.

The following table shows the outstanding options granted under the 2004 Stock Incentive Plan:

			Weighted Ave
			Remaining
		Weighted Ave	Contractual
	Shares	Exercise Price	Term
Outstanding at January 1, 2004	500,000	$1.50
Granted in 2005	5,450,000	$1.50	8.4
Exercised in 2005
Forfeited or Expired
Outstanding at December 31, 2005	5,950,000	$1.50	8.4
Granted During the Year Ended December 31, 2006	1,350,000	$1.28	9.3
	200,000	$1.50	9.3
	100,000	$0.71	9.7
Exercised During the Year Ended December 31, 2006
Forfeited or Expired	(100,000)	$1.28
Outstanding at December 31, 2006	7,500,000	$1.45	8.6

Granted During the Three Months Ended March 31, 2007	-	-	-
Exercised During the Three Months Ended March 31, 2007	-	-	-
Forfeited or Expired	-	-	-
Outstanding at March 31, 2007	7,500,000	$1.45	8.6

Exercisable at March 31, 2007	5,783,000	$1.47	8.6

Restricted Stock Awards

On November 16, 2006, the Board of Directors approved the grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company's 2004 Stock Incentive Plan and Mr. Roger's employment agreement. The terms of the award were that the shares were to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. The receipt of shares is contingent on Mr. Roger remaining employed by the Company on the date of vesting. In 2006, there was no FAS 123(R) expense for the grant of restricted stock.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of March 31, 2007:

O2Diesel Corporation - Common Shares Outstanding and Reserved for Future Issuance

Common Shares Outstanding		75,342,343

Reserved For Future Issuance
Options Granted to officers and directors	7,500,000
Unearned common stock issued for compensation	333,333
Unearned common stock issued for commitment shares	755,325
Warrants	11,527,564	20,116,222

Total shares issued and outstanding and reserved for future issuance as of March 31, 2007		95,458,565

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

9. Related Party Transactions

A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company paid $16,509 of which approximately $5,500 related to the first three months of 2007, and accrued $2,500 for the three months ended March 31, 2007 and paid $0, and $196,360 respectively for the three months ended March 31, 2006 and for the period October 14, 2000 (inception) through March 31, 2007, to the company controlled by the former Chairman.

Included in receivables due from related parties at March 31, 2007 is $36,173 which is related to travel advances made to employees.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. For the three months ended March 31, 2007, March 31, 2006 and the period October 14, 2000 (inception) through March 31, 2007 the Company incurred expenses from these contracts of $34,342, $57,101 and $507,734, respectively.

10. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of March 31, 2007, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases

2007	$76,144
2008	89,779

Total	$165,923

Rent expense under the leases with unrelated parties was $39,196 for the three months ended March 31, 2007 and was $26,299 and $335,671 for the three months ended March 31, 2006 and for the period October 14, 2000 (inception) through March 31, 2007.

 O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Business Plan

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through March 31, 2007.

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

Transactions During the First Quarter of 2007

ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with ProEco Energy Company, Inc. (“ProEco”) and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company’s common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

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

The Share Exchange Agreement requires ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco must have entered into a definitive engineering, procurement and construction ("EPC") contract with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project and executed marketing agreements for the sale of the production of the Ethanol Plant. Under the terms of the share exchange agreement, ProEco is responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

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

The Common Stock will be issued to the ProEco Shareholders in a transaction that will be exempt from the registration requirement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and under Regulation D promulgated under the Securities Act.

Under the terms of the letter of intent for the share exchange agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the ethanol plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The loan agreement provides for the Company to advance ProEco up to $400,000 and has a maturity date of June 22, 2007. The interest rate on the loan is 7%. As of March 31, 2007, the Company had advanced $400,000 to ProEco under the terms of this agreement. As of April 30, 2007, the Company agreed to extend the maturity date of the loan to September 15, 2007 and anticipates increasing the amount covered under the loan by an additional $400,000 for the quarter ending June 30, 2007.
$10.0 million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10 million of the Company's common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases will occur after the SEC has declared effective the registration statement related to the transaction. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. After the SEC has declared effective the registration statement, generally the Company has the right but not the obligation from time to time to sell shares of the Company's common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company's shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital does not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

Listing of Common Stock on AMEX

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 60,849,310 more shares of our common stock so that the total number of shares approved for listing is 107,368,208. Our shares began to trade on the Exchange on July 1, 2004.

The Company’s audited consolidated financial statements for the year ended December 31, 2006, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2006 audited consolidated financial statements to highlight that the Company’s accumulated losses and working capital deficit raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited financial statements for the three months ended March 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2007, the Company had a working capital surplus of $4,559,183 and had accumulated losses of $35,490,974.

Further, the Company was notified in December 2004 by the AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders’ equity. AMEX requires that minimum levels of stockholders’ equity be maintained. O2Diesel was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders’ equity of $6.0 million by June 2006 and to maintain this level going forward.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

In accordance with the procedures of the Exchange, we filed a plan (“Plan”) with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the Exchange’s listing rules. To achieve that level of stockholders’ equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the Plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. During 2006, as part of its efforts to meet these requirements, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of approximately $1.5 million (after expenses) and three private placements totaling $7.5 million.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements, but for the period ended March 31, 2007, the Company was not able to meet the listing requirements. However, as described above, the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007, which we believe will enable us to meet or exceed these requirements, once the registration statement for such shares is declared effective by the SEC.

If the Company were to fail to return to full compliance with the Exchange’s listing standards, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

Operations

During the first quarter of 2007, we continued our efforts to generate sales to our targeted fleet customers in North America and Brazil, as well as our efforts to develop targeted demonstrations in Europe. At the same time, the Company began significant transactions with its Asian partner, Energenics Pte Ltd ("Energenics").

United States and Canada:

Our focus for the U.S. and Canada is to target key geographical areas and specific diesel markets based upon:

➢	Current and projected quantity of diesel fuel consumption;

➢	High-population centers under strict air quality regulations;

➢	Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

➢	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

➢	Off-road construction equipment;

➢	Diesel equipment used by port facilities and large-scale mining operations; or

➢	Military installations in non-combat vehicles.

In the U.S., O2Diesel's first quarter sales and marketing efforts for fleet sales were focused in the state of California and in the Midwest. In Canada, we intend to focus our efforts on the country's large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the U.S., no significant resources will be devoted to Canada.

In the first quarter of 2007, the Company continued its commercial activities at the Port of Long Beach and is currently pursuing additional opportunities in this market segment. The Company also announced that the U.S. Air Force had approved the expansion of its successful test demonstration with a USAF base in Nevada, both in the number of vehicles to be used and the length of time the demonstration will now run. The Company was able to successfully conclude its test demonstration in Clark County, Nevada, which was devoted to documenting the reduced emmission benefits of O2Diesel™ over a range of temperatures and engine types.

We also continued to devote resources to our CityHome™ demonstration program as a means of accelerating sales and developing operating and performance data. CityHome™ is marketing and sales initiative directed at city and recently school transit agencies across the United States as an opportunity to improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in a relatively undeveloped phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

In the first quarter of 2007, we had CityHome™ installations with four municipal bus fleets, as well as a Midwestern operator of both school and tour bus fleets and a company with a small school bus fleet in Chicago. In March 2007, the Company announced the addition of a third small bus fleet in South Dakota. To date, we have used this initiative as an important component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for our current CityHome™ programs, several fleet demonstrations being executed under this program have continued to require significant financial support from the Company. As a result, we have limited new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. As of May 15, 2007, we concluded our demonstration in the Springfield, Illinois CityHome municipal bus fleet and reduced our participation in the Des Moines, Iowa CityHome fleet to a small number of vehicles due to previously reported issues relating to continued water contamination of the fuel supplied to those fleets.

We have also continued our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers during the first quarter. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. As of March 31, 2007, the Company had succeeded in negotiating supply agreements with two ethanol industry groups to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

In addition, as discussed above, the Company entered into an agreement to acquire an 80% ownership share in ProEco, which is planning to build a 100 million gallon ethanol plant in South Dakota. Once this acquisition has closed and the plant is operational, it is expected that this facility will provide a reliable source of high quality, competitively priced ethanol for the Company to use in developing the U.S. market. During the first quarter of 2007, the Company worked in support of ProEco to obtain options for land purchase, the submission of permits for construction, the negotiation of an EPC contract, the negotiation of supply and transportation agreements and the development of marketing agreements for sale of the ethanol to be produced at this facility.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended March 31, 2007, the Company continued its efforts to register O2Diesel™ fuel with the EPA and continued to conduct a revised series of tests to qualify O2Diesel™ as a California Diesel Emissions Control Strategy (DECS) both as a stand alone fuel and in conjunction with various exhaust after treatment devices, such as both direct oxidation catalysts (DOC's) and Diesel Particulate Filters (DPF's).

In addition, we continued to develop a revised ballot for incorporation of our fuel as an American Society for Testing and Materials (ASTM) specification. This revision is based on the results of the initial voting on the original ballot submitted in December 2006. A member of the Company serves as the chairman of the subcommittee tasked with revising this ballot and it is expected to be re-submitted during the second quarter of 2007 so that it can be discussed and voted on during the June 2007 ASTM international meeting.

Finally, during the first quarter we continued to develop contract proposals for submission to the Department of Energy and the Department of Defense to utilize the $2.0 million of available appropriations received in prior years. These appropriations were awarded for the purpose of continued testing and verification of O2Diesel™, including the requirements of both DECS and the U.S. military.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

Brazil:

In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. We have established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In addition, the cost of ethanol in Brazil remains relatively high, making it difficult to produce our blended fuel at a cost competitive level. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have taken steps to reduce our overhead and scaled back our marketing plans until we have a solid base of customers in Brazil. During the first quarter of 2007, we continued our support of one test fleet and entered into negotiations with a municipal bus fleet in Curitiba.

Brazil's fuel distribution system is more concentrated than in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. O2Diesel currently cooperates on a non-exclusive basis with Brazil's largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. Failure to attract additional distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.

Europe:

During the first quarter of 2007, we pursued additional discussions and initiatives in Europe to test our fuel and to determine the market size and regulatory hurdles to be overcome to gain wider acceptance of our fuel in Europe. As of March 31, 2007, the Company had identified two municipal transit fleets, a waste fleet and a port facility that were interested in evaluating O2Diesel™ fuel during test demonstrations. We expect these activities to develop into demonstration programs within the next two quarters.

Asia

In Asia, the company who serves as our exclusive distribution agent announced that it had concluded a successful trial demonstration of the fuel. In addition, we commenced supplying the first 2,500 buses of a large municipal fleet in Karnataka, India. For the quarter ended March 31, 2007, the Company had recorded sales to this customer of $143,617.

Technical and Logistical Issues

Significant technical and logistical issues continued to affect our ability to generate sales in the first quarter of 2007. While we have made substantial progress in addressing these challenges over the course of the year, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive supplies of fuel grade ethanol, (4) insuring that fuel tanks are appropriately cleaned, and (5) obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome these challenges and to position O2Diesel™ as a premium clean-burning fuel.

Under the first element of our strategy, we have signed distribution agreements with thirteen jobbers, who in turn have centrally fueled fleets as their customers. We sell additive to these jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel's sales force and technical staff work jointly with each jobber and the jobber's customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel's technical staff works closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

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

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

Secondly, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement proved to be a serious issue prior to 2006, and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs were not available as an "off the shelf item" for use with O2Diesel™ during this time. At the beginning of 2007, the flame arrestor challenge had been largely resolved for the vehicles within O2Diesel's target markets.

Third, we have confirmed that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to during 2007. We are currently working closely with the industry to identify ethanol suppliers who meet our criteria. As of March 31, 2007, we had continued to maintain contracts with two ethanol industry groups to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

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

The Company has seen that even with a reliable supplier, the price of ethanol can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support, and the availability and price of competing products. For example, many petroleum refiners have recently replaced methyl tertiary butyl ether (MBTE) in gasoline with ethanol during the second quarter of 2006. The replacement of this ingredient in gasoline has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. A benefit of this phenomenon has been to increase the availability of ethanol at petroleum terminals when compared to the recent past. However, the rise in the cost of ethanol has made the price of O2Diesel™ fuel increase in relation to conventional diesel fuel during the first quarter of 2007. It is the Company's strategy to help control the costs of ethanol and reduce short-term exposure to price fluctuations by continuing our contracts with the ethanol industry groups for limited amounts of ethanol at preferred prices and purchasing ethanol from the proposed plant to be built by ProEco.

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

The Company has taken several steps prior to 2007 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we plan to work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customer's fleet maintenance staff about handling and storing O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

Our present planning methodology is based on a 40-day implementation time frame that requires the project to be a joint effort utilizing the customer's employees and identifies the timing and costs that the customer can expect. During 2005, we continued the research and development efforts begun in 2004 to design and to identify flame arrestors, adaptors and other equipment for vehicles that use O2Diesel™. Some of these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. In 2006, other flame arrestors were developed and subjected to the required tests. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles could increase our costs and may increase the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market. To support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program are currently being evaluated.

All of these issues have led to a greater lead time than expected to convert a fleet from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers to complete much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel™ may be further limited by the availability of the customers' vehicles to be in one place long enough to effect the required changes. In some cases for safety, insurance or union reasons, customers will require that they complete all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel. The Company anticipates that the work achieved prior to 2007 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.

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

First Quarter Summary

Operating results during the period ended March 31, 2007 were mixed in comparison to the period ended March 31, 2006. Sales improved significantly from $38,125 (quarter ended March 31, 2006) to $165,963 (quarter ended March 31, 2007) due in large part to the second major shipment of additive to our Asian distributor. Cost of goods sold increased by $103,296 reflecting not only the increase in sales activity, but also an increase in the costs of the raw material components used to manufacture our additive. Selling and marketing expenses for the period ended March 31, 2007 were approximately $80,000 higher than during the period ended March 31, 2006, reflecting the addition of personnel and consulting expenses in our Spanish subsidiary, which was not fully operational in the first quarter of 2006. Product testing and government grant (net) expenses in the quarter ended March 31, 2007 were approximately $125,000 higher than in the period ended March 31, 2006 due to an increase in outside contractor charges that were not eligible for reimbursement as of March 31, 2007. General and administrative expenses for the quarter ended March 31, 2007 were approximately $510,000 higher than for the quarter ended March 31, 2006 due to the greater payroll expenses of $181,517 associated with an officer’s restricted stock award in January 2007, increased international travel expenses of $70,858 and higher legal costs of $104,217 in comparison to the period ended March 31, 2006. In addition, general and administrative costs reflected an increase of $26,686 in the recognition of share-based compensation expense required by SFAS 123(R) versus the same period in 2006.

Cash Requirements, Liquidity and Risk Factors

Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at March 31, 2007, we will need to raise additional funds in 2007 to allow us to execute our business plan and to be in compliance with the AMEX's listing standards.

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan, both of which have been paid and canceled prior to 2007. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. In the first quarter of 2007, the Company continued to have favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive.

AMEX requires that minimum levels of stockholders' equity be maintained. In December 2004, the Company was notified that it was not in compliance because its stockholders' equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders' equity of $6.0 million by June 2006 and maintain this level going forward. In accordance with the procedures of the AMEX, we filed a plan (“Plan”) with it to demonstrate the steps we will take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the AMEX's listing rules. To achieve that level of stockholders' equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. During 2006, as part of its efforts to meet these requirements, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of approximately $1.5 million (after expenses) and three private placements totaling $7.5 million.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements. The Company remained in compliance with the AMEX listing standards as of December 31, 2006. However, for the quarter ended March 31, 2007, the Company did not meet the listing standards with regard to the need to have stockholder’s equity of $6.0 million. As described in more fully described above in the “$10.0 million Private Placement” section, the Company has negotiated additional common stock purchases of up to $10.0 million for use as working capital and to execute its business plan. We believe that this new equity will enable us to meet or exceed the AMEX listing requirements once the registration statement for such shares is effective.

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised. In 2006, we raised new equity of approximately $9.0 million, before payment of expenses. The Company has recently negotiated new equity up to $10.0 million. As stated previously, even with the fund raising completed in 2006 and early 2007, we will need to raise additional equity during this year. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $165,963 in sales and had sponsorship income of $15,750 associated with the CityHome™ programs for the three months ended March 31, 2007. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™, other than our supply requirements for Energenics. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

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

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

We have registered a trademark in the U.S. and the European Union for a mark which includes the words and numbers O2Diesel™ as well as a figurative logo of the words. We also registered trademarks for “CityHome” (and design) in eight classes of goods and services, “TODAY'S CLEAN AIR SOLUTION TOMORROW'S BRIGHTER FUTURE” and “CITYHO2ME”, each covering one class of goods and services.

The Company has incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. As of March 31, 2007, we incurred external expenses of $199,650 during 2007 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs will be reimbursed by appropriations from the U.S. Departments of Energy and Defense.

At the end of the first quarter of 2007, we had government test programs in progress with total remaining costs to complete of approximately $1.0 million. Under these programs, a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

Included in the foregoing programs are a project to develop a fuel that would meet EPA's alternative fuel requirements for the military, recently expanded product demonstrations in Nevada to test O2Diesel™ in non-tactical military equipment, efforts to complete the protocols to allow O2Diesel™ to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board and a project to obtain a military procurement specification for the fuel. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense. All of these test procedures are complicated and may take considerable time to complete. At this point, we are at an early stage so that it is not possible to predict when this work will be completed or if we will obtain the desired results once it is completed.

O2Diesel™ is conducting demonstrations with a number of school bus and transit agencies testing O2Diesel™ as well as O2Diesel™ blended with B20 in various weather conditions, engine types, and uses. We are also working to refine our additive formulation in order to reduce its cost and increase its performance. We expect this work to continue in 2007. In this regard, we have registered a second additive package with the Environmental Protection Agency that is more robust with respect to water tolerance.

Employees

As of May 15, 2007, O2Diesel had eighteen full-time employees, seventeen of which are in the U.S. and one is in Europe. We had one part-time employee. Currently, we rely on consultants to assist in commercializing our technology and to help us in key technical areas. At present, we employ seven consultants in the U.S.; four in marketing and business development; one laboratory technician, one chemist; and one in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in 2007 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2007. We anticipate continuing to employ a total of eleven consultants serving in most of the same capacities in 2007.

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

O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Changes to Common Stock During the First Quarter of 2007

Pursuant to the $10.0 million transaction, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) which allows, at the Company's discretion, the Company to sell up to $10 million of the Company's common stock from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale under this agreement. Subject to earlier termination at the Company's discretion, purchases will occur after the SEC has declared effective the registration statement related to the transaction. The Company issued 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement. Fusion is an “underwriter” within the meaning of the Securities Act.

As of May 15, 2007, no shares had been sold under this agreement.

SUBSEQUENT CHANGES IN SECURITIES

On April 27, 2007, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.50 per share. The warrant offer will expire on May 25, 2007. If all eligible warrant holders were to exercise their warrants at the reduced price, the Company would receive proceeds of approximately $4.3 million. On May 9, 2007, the Company extended this reduced price offer until June 8, 2007. As of May 15, 2007, the Company amended the offer to grant the warrant holders, who tender their warrants, additional shares of Common Stock if the Company enters into any agreement for the sale of shares of Common Stock at less than $0.50 per share prior to June 8, 2008. As of May 15, 2007, the Company had not determined the number of warrant holders intending to exercise this reduced price offer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.
None

 O2Diesel Corporation
(A Development Stage Company)
March 31, 2007

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     The following exhibits are filed herewith.

Description
10	.1(1)	Share Exchange Agreement, by and among O2Diesel Corporation, ProEnergy Company, Inc., and its shareholders
10	.2(2)	Common Stock Purchase Agreement, dated as of February 16, 2007, by and between O2Diesel Corporation and Fusion Capital Fund II, LLC
10	.3(2)	Registration Rights Agreement, dated as of February 16, 2007, by and between O2Diesel Corporation and Fusion Capital Fund II, LLC
10	.4(1)	Amendment No. 1 to David Shipman's Employment Agreement*
10	.5(1)	Supply and Distribution Agreement+
31	.1(3)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2(3)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1(3)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, on March 27, 2007, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on February 20, 2007 and incorporated herein by reference.
(3)	Filed herewith.

*	Indicates a management contract or compensatory plan.

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

O2DIESEL CORPORATION (Registrant)
Date: May 15, 2007	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)