Form 10QSB/A
period 2006-09-30
O2DIESEL CORP
filed 2007-05-29
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, amends our Form 10-QSB for the quarter ended September 30, 2006, which was originally filed on November 14, 2006. This amendment is being filed to highlight in the exhibit list that complete copies of the agreements subject to a confidential treatment request have been filed separately with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith.

Exhibit
Number	Description

10.1	Form of Incentive Stock Option Agreement (1)

10.2	Common Stock and Warrant Purchase Agreement. + (2)

10.3	Supply and Distribution Agreement. + (2)

10.4	Form of Warrant (2)

10.5	Form of Additional Warrant (2)

10.6	Amendment No. 1 to the Common Stock and Warrant Purchase Agreement. + (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed as an exhibit to the Company's current report on Form 8-K/A on July 28, 2006, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006, and incorporated herein by reference.

+ Certain confidential material contained in the document has been omitted pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.  A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.