Form 10QSB
period 2007-06-30
O2DIESEL CORP
filed 2007-08-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 6, 2007, the registrant had 83,315,341 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes ☐   No☑

O2DIESEL CORPORATION
FOR THE QUARTER ENDED June 30, 2007
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

O2Diesel Corporation
(A Development Stage Company)

FINANCIAL INFORMATION
ITEM 1.

Consolidated Balance Sheet
June 30, 2007

ASSETS
CURRENT ASSETS
Cash	$460,237
Restricted cash	3,141,733
Accounts receivable	106,487
Due from related parties	37,760
Other receivables	1,185,314
Unbilled appropriations receivable	81,829
Inventory	89,231
Prepaid expenses, parts and deposits	285,576

Total current assets	5,388,167

FURNITURE AND EQUIPMENT
Office furniture and equipment	216,208
Fuel and test equipment	213,350
429,558
Less accumulated depreciation	(232,891)
196,667

TOTAL ASSETS	$5,584,834

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,140,658
Accrued expenses	288,924
Due to related parties	188,020
Deferred grants	343,599
Deferred marketing program	98,000
Other current liabilities	8,190
Total current liabilities	2,067,391

TOTAL LIABILITIES	2,067,391

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-
Common stock: par value of $0.0001; 135,000,000 shares authorized;
76,680,055 issued and outstanding	7,668
Additional paid-in capital	41,133,246
Unearned compensation	(57,337)
Accumulated other comprehensive income	5,431
Deficit accumulated during the development stage	(37,571,565)
Total stockholders' equity	3,517,443

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,584,834

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

					October 14, 2000
					(inception)
	Six months ended June 30,		Three months ended June 30,		through
	2007	2006	2007	2006	June 30, 2007

Revenue:
Additive related sales	$180,998	$68,500	$15,035	$30,375	$619,321
Sponsorship income	19,500	36,996	3,750	24,249	167,373
Total revenue	200,498	105,496	18,785	54,624	786,694

Operating expenses:
Cost of goods sold	145,511	54,342	14,130	26,257	471,818
Selling and marketing	705,638	561,328	379,429	316,478	8,552,492
Product testing and government grants, net	189,665	159,775	26,550	122,438	1,167,448
General and administrative	3,749,145	3,147,711	1,715,870	1,621,498	29,298,175

Total operating expenses	4,789,959	3,923,156	2,135,979	2,086,671	39,489,933

Operating loss	(4,589,461)	(3,817,660)	(2,117,194)	(2,032,047)	(38,703,239)

Other income (expense):
Interest expense	(4,906)	(4,092)	(3,053)	(2,447)	(127,429)
Interest income	28,094	41,431	5,704	38,254	223,460
Foreign currency gain/(loss), net	81,538	280,457	34,232	210,865	580,321
Other (expense)/income, net	(390)	(3,528)	(280)	(231)	309,680

Total other income (expense)	104,336	314,268	36,603	246,441	986,032

Loss before benefit for income taxes	(4,485,125)	(3,503,392)	(2,080,591)	(1,785,606)	(37,717,207)

Benefit for income taxes	-	-	-	-	145,642

Net loss	(4,485,125)	(3,503,392)	(2,080,591)	(1,785,606)	(37,571,565)

Deemed dividend to preferred stockholders	-	(5,581,133)	-	(2,255,934)	(6,200,005)

Net loss allocable to common stockholders	$(4,485,125)	$(9,084,525)	$(2,080,591)	$(4,041,540)	$(43,771,570)

Net loss per common share
(basic and diluted)	$(0.06)	$(0.16)	$(0.03)	$(0.06)	$(1.07)
Weighted average shares of common
shares outstanding	75,504,260	57,335,896	75,642,046	67,759,855	60,639,496
Recapitalization resulting from the AAE
Technologies International PLC acquisition	-	-	-	-	(19,631,862)
Weighted average shares of common
shares outstanding - giving effect to the
recapitalization	75,504,260	57,335,896	75,642,046	67,759,855	41,007,634

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
October 14, 2000 (Inception) through June 30, 2007

						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	-	$-	43,008,772	$430,088	$-	$-	$3,603,415

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2001	-	-	24,181,038	241,810	-	-	1,268,031

Balance at December 31, 2001	-	-	67,189,810	671,898	-	-	4,871,446

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $0.225 per share on various dates during 2002	-	-	703,282	7,033	-	-	515,657

Balance at December 31, 2002	-	-	67,893,092	678,931	-	-	5,387,103

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued on various dates during 2003	-	-	555,556	5,556	-	-	119,444

Common stock issued for consulting services	-	-	200,000	2,000	-	-	43,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	4,356,200	43,562	-	-	46,323

Common stock issued upon exercise of stock options on various dates during 2003	-	-	8,670,881	86,709	-	-	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	(56,928,690)	(814,283)	-	-	814,283

Common stock issued at $1.50 per share on various dates during 2003	-	-	3,333,333	333	-	-	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	-	-	-	-	-	1,132,350	-

Balance at December 31, 2003	-	-	28,080,372	2,808	-	1,132,350	11,745,765

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued at $1.50 per share on various dates in 2004	-	-	1,070,451	107	-	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	-	-	-	-	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	-	-	18,760,144

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued for consulting services	-	-	63,750	6	-	-	63,094

Warrants issued for consulting services	-	-	-	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	7,515,981	752	-	-	4,832,439

Common stock issued at $0.7125 per share on various dates in 2005	-	-	3,228,070	322	-	-	2,090,178

Common stock issued at $0.564 per share on various dates in 2005	-	-	6,419,840	642	-	-	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	-	-	29,480,513

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued via exercise of warrants on various dates in 2006	-	-	3,151,892	315	-	-	1,457,829

Common stock issued for consulting services	-	-	56,250	6	-	-	50,994

Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	-	-	(1,395)

Common stock issued at $0.75 per share in 2006	-	-	8,666,666	867	-	-	6,256,282

Common stock issued at $0.729 per share in 2006	-	-	1,371,742	138	-	-	979,367

Fair value of unvested stock options upon adoption of SFAS 123R	-	-	-	-	(376,031)	-	376,031

Amortization of unearned compensation	-	-	-	-	250,890	-	-

Fair value of stock options issued in 2006	-	-	-	-	-	-	1,476,684

Balance at December 31, 2006	-	-	75,125,014	7,513	(125,141)	-	40,076,305

Net loss	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	-

Common stock issued to employee	-	-	166,667	17	-	-	136,633

Fair value of unearned shares related to commitment shares	-	-	805,987	80	-	-	668,889

Unearned common stock issued for commitment shares	-	-	(658,607)	(66)	-	-	(546,577)

Fusion shares issued at various prices in 2007	-	-	970,994	97	-	-	499,903

Common stock issued for consulting services	-	-	270,000	27	-	-	143,573

Amortization of unearned compensation	-	-	-	-	67,804	-	-

Fair value of stock options issued in 2006	-	-	-	-	-	-	154,520

Balance at June 30, 2007	-	$-	76,680,055	$7,668	$(57,337)	$-	$41,133,246

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
October 14, 2000 (Inception) through June 30, 2007

			Deficit
	Common	Accumulated	Accumulated	Total
	Stock	Other	During the	Stockholders'
	Subscriptions	Comprehensive	Development	Equity
	Receivable	Income (Loss)	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$-	$-	$(4,138,684)	$(105,181)

Net loss	-	-	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	-	(4,476)	-	(4,476)

Comprehensive loss	-	-	-	(1,411,185)

Common stock issued on various dates during 2001	-	-	-	1,509,841

Balance at December 31, 2001	-	(4,476)	(5,545,393)	(6,525)

Net loss	-	-	(1,712,803)	(1,712,803)

Foreign currency translation adjustment	-	(74,085)	-	(74,085)

Comprehensive loss	-	-	-	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	-	-	-	522,690

Balance at December 31, 2002	-	(78,561)	(7,258,196)	(1,270,723)

Net loss	-	-	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	-	179,689	-	179,689

Comprehensive loss	-	-	-	(4,050,607)

Common stock issued on various dates during 2003	-	-	-	125,000

Common stock issued for consulting services	-	-	-	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	-	-	-	1,218,304
-
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	-	-

Common stock issued at $1.50 per share on various dates during 2003	-	-	-	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	-	-	952,350

Balance at December 31, 2003	(180,000)	101,128	(11,898,106)	903,945

Net loss	-	-	(6,728,014)	(6,728,014)

Foreign currency translation adjustment	-	(97,446)	-	(97,446)

Comprehensive loss	-	-	-	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	-	-	583,527

Preferred stock issued on various dates during 2004	-	-	-	5,478,764

Balance at December 31, 2004	-	3,682	(18,626,120)	140,776

Net loss	-	-	(6,852,165)	(6,852,165)

Foreign currency translation adjustment	-	2,329	-	2,329

Comprehensive loss	-	-	-	(6,849,836)

Common stock issued for consulting services	-	-	-	63,100

Warrants issued for consulting services	-	-	-	135,000

Common stock issued at $0.70 per share on various dates in 2005	-	-	-	4,833,191

Common stock issued at $0.7125 per share on various dates in 2005	-	-	-	2,090,500

Common stock issued at $0.564 per share on various dates in 2005	-	-	-	3,600,300

Balance at December 31, 2005	-	6,011	(25,478,285)	4,013,031

Net loss	-	-	(7,608,155)	(7,608,155)

Foreign currency translation adjustment	-	(10,392)	-	(10,392)

Comprehensive loss	-	-	-	(7,618,547)

Common stock issued via exercise of warrants on various dates in 2006	-	-	-	1,458,144

Common stock issued for consulting services	-	-	-	51,000

Conversion of preferred stock into common stock on various dates in 2006	-	-	-	-

Common stock issued at $0.75 per share in 2006	-	-	-	6,257,149

Common stock issued at $0.729 per share in 2006	-	-	-	979,505

Fair value of unvested stock options upon adoption of SFAS 123R	-	-	-	-

Amortization of unearned compensation	-	-	-	250,890

Fair value of stock options issued in 2006	-	-	-	1,476,684

Balance at December 31, 2006	-	(4,381)	(33,086,440)	6,867,856

Net loss	-	-	(4,485,125)	(4,485,125)

Foreign currency translation adjustment	-	9,812	-	9,812

Comprehensive loss	-	-	-	(4,475,313)

Common stock issued to employee	-	-	-	136,650

Fair value of unearned shares related to commitment shares	-	-	-	668,969

Unearned common stock issued for commitment shares	-	-	-	(546,643)

Fusion shares issued at various prices in 2007	-	-	-	500,000

Common stock issued for consulting services	-	-	-	143,600

Amortization of unearned compensation	-	-	-	67,804

Fair value of stock options issued in 2006	-	-	-	154,520

Balance at June 30, 2007	$-	$5,431	$(37,571,565)	$3,517,443

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2000
	Six Months Ended June 30,		(inception) through
	2007	2006	June 30, 2007
Cash flows from operating activites
Net loss	$(4,485,125)	$(3,503,392)	$(37,571,565)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	44,015	41,696	327,779
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
Loss(Gain) on sale/disposal of furniture & equipment	-	7,364	8,528
Non cash contributions	-	1,564	5,312
Common stock and warrants issued for consulting services	143,600	35,437	397,700
Common stock issued to employee	136,650	-	136,650
Common stock issued for commitment shares	122,326	-	122,326
Amortization of unearned compensation	222,324	175,623	1,949,898
Changes in operating assets and liabilites:
Accounts receivable	(92,712)	6,750	(106,487)
Due from/(to) related parties	45,139	18,902	150,260
Other receivables	(452,727)	(283,589)	(1,185,314)
Inventory, prepaid expenses and other current assets	17,315	(209,569)	(462,561)
Accounts payable	590,766	250,121	1,140,658
Accrued expenses	(97,743)	(11,780)	288,924
Deferred grants	333,640	355,434	343,599
Deferred marketing program	(136,500)	(133,700)	98,000
Other current liabilities	1,628	1,573	(2,968)
Cash flows used in operating activities	(3,607,404)	(3,247,566)	(34,008,221)

Cash flows from investing activities
Restricted cash	502,694	(276,743)	(3,141,733)
Purchase of furniture and equipment	(10,495)	(60,774)	(539,376)
Proceeds from sale of furniture & equipment	-	600	13,150
Purchase of patent	-	-	(345,115)
Cash flows provided by (used in) investing activities	492,199	(336,917)	(4,013,074)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	-	5,953,757
Net proceeds from issuance of common stock	500,000	7,715,293	27,050,493
Cash flows provided by financing activities	500,000	7,715,293	38,483,014

Effect of exchange rate changes on cash	9,812	(2,101)	(1,482)

Net (decrease)/increase in cash	(2,605,393)	4,128,709	460,237

Cash at beginning of period	3,065,630	1,412,851	-

Cash at end of period	$460,237	$5,541,560	$460,237

Cash paid for interest	$4,906	$4,092	$118,077

Cash paid for income taxes	None	None	None

Non-Cash Transactions: Conversion of bridge loan to common stock at 9/30/2003 - $2,322,500.
Conversion of preferred to common stock at various dates during 2006 - $1,550,000.

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

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. As of August 6, 2007, the Exchange has approved additional applications to list 68,378,483 shares of the Company's common stock so that the total number of shares approved for listing is now 114,897,381. Our shares began to trade on the Exchange on July 1, 2004.

Basis of Presentation

The Company's unaudited consolidated financial statements, for the three and six months ended June 30, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2007, the Company had working capital of $3,320,776 and had accumulated losses of $37,571,565. However, $3,141,733 of the working capital is restricted in use to operational costs associated with developing markets in Europe, and $735,000 of the working capital is a receivable from ProEco Energy Company. These factors, as well as the uncertain conditions that the Company faces regarding its AMEX listing status, create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company is developing a plan to bring the Company into compliance with AMEX standards, and to commence profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was notified in December 2004 by the AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. AMEX requires that minimum levels of stockholders' equity be maintained. O2Diesel was not in compliance because its stockholders' equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders' equity of $6.0 million by June 2006 and to maintain this level going forward.

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

The Company collected $592,692 (after expenses) and $865,452 (net of expenses) in two warrant exercises and closed three private placements totaling $7.5 million as part of this effort in 2006.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements, but, for the period ended March 31, 2007, the Company was not able to meet the listing requirements. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it plans to take to return to full compliance. As we describe later in this section, the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million, which is described under “Subsequent Events”. The Company intends to raise up to an additional $80 million in new equity in conjunction with the acquisition of ProEco Energy. We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

If the Company were to fail to return to full compliance with the Exchange's listing standards, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

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

Transactions During the First Half of 2007

ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with ProEco Energy Company (“ProEco”) and its stockholders (“ProEco Stockholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company's common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

ProEco, which has had limited operations to date, is in the process of developing a new proposed fuel-grade ethanol plant (the “Ethanol Plant”) with planned capacity of 100 million gallons per year to be built in two 50 million gallon trains (each a “Train”). ProEco Shareholders will receive 60% of the Transaction Shares at the time of the closing and will receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares will be held in escrow until the conditions for their release have been met. The parties intend the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

The Share Exchange Agreement requires ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco must have entered into a definitive engineering, procurement and construction (“EPC”) contract with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project and executed marketing agreements for the sale of the production of the Ethanol Plant. Under the terms of the Share Exchange Agreement, ProEco is responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

As a condition to the closing of the ProEco share exchange, the Company is obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company will be required to raise $120 to $140 million in debt and between $60 and $80 million in equity in two tranches in 2007.

Prior to closing, the Company and the ProEco Shareholders will enter into a shareholder agreement that will, among other things, impose restrictions on the transfer of the Transaction Shares.

The Common Stock will be issued to the ProEco shareholders in a transaction that will be exempt from the registration requirement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and under Regulation D promulgated under the Securities Act.

Under the terms of the letter of intent for the Share Exchange Agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the Ethanol Plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The annual interest rate on the loan is 7% and the maturity date of the loan is September 15, 2007. As of June 30, 2007, the Company had advanced $735,000 to ProEco under the terms of this agreement.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
$10 million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10 million of the Company's common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchase will occur after the Securities and Exchange Commission ("SEC") has declared effective the registration statement related to the transaction. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

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

During the quarter ended June 30, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2007, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $20,780 and $41,696, respectively for the three and six months ended June 30, 2006, and was $22,420, $44,015 and $327,779 respectively for the three and six months ended June 30, 2007 and for the period October 14, 2000 (inception) through June 30, 2007.

Accounting for Impairment of Intangible Assets

The carrying values of intangible assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of June 30, 2007, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $98,000. The Company recorded $69,480 and $88,753 in costs for the CityHome™ initiatives during the three and six months ended June 30, 2006 and $69,334, $86,393 and $1,208,129 of costs for CityHome™ initiatives for the three and six months ended June 30, 2007 and for the period October 14, 2000 (inception) through June 30, 2007, respectively.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs were $4,766 and $7,703 for the three and six months ended June 30, 2006 and were $3,853, $14,058 and $65,750 respectively for the three and six months ended June 30, 2007 and for the period October 14, 2000 (inception) through June 30, 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $0 for the three and six months ended June 30, 2007 and 2006, and was $450,000 for the period October 14, 2000 (inception) to June 30, 2007.

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

Once these options are granted by the Board under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model for 2006 were an expected life of three years, a zero dividend yield, volatility ranging from 72% to 209% (depending on date of grant), and risk free interest rates ranging from 4.64% to 5.09% (depending on date of grant). The assumptions used with this model for 2005 were an expected life of 3 years, a zero dividend yield, volatility ranging from 59% to 120% (depending on date of grant), and risk free interest rates ranging from 3.39% to 3.96% (depending on date of grant). The estimated fair value of the options is amortized over the option's vesting period. During the six months ended June 30, 2007, no additional options were granted.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in stockholders' equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of June 30, 2007, accumulated other comprehensive income included $5,431 of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. The Brazilian subsidiary recognized $0 and $0 in revenue for the three and six months ended June 30, 2006, and was $0, $0, and $7,682 for the three and six months ended June 30, 2007, and the period October 14, 2000 (inception) through June 30, 2007, respectively, and had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $71,760 at June 30, 2007. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations for Brazilian operations. At June 30, 2007, the Brazilian operations had aggregate losses of $1,817,354. The minority stockholder's portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

The Company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary did not recognize any revenue for the three and six months ended June 30, 2007, nor the period April 2006 through June 30, 2007. At June 30, 2007, the Spanish subsidiary had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $3,769. Transactions in Spain are denominated in and the functional currency is the Euro. At June 30, 2007, the Spanish operations had aggregate losses of $957,248.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2005 and December 31, 2006 and for the three and six months ended June 30, 2007, these subsidiaries incurred no activity and therefore had no profit or loss.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of operations and cash flows presented herein for the three and six month periods ended June 30, 2007 and 2006 and from inception (October 14, 2000) through June 30, 2007 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2007. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2006 filed with the SEC on March 27, 2007.

3. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company's fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continued until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of June 30, 2007, the Company had incurred the full cumulative costs of $2,039,651 towards completion of the contract and is in the process of closing the contract. From the inception of the contract in December 2002 through June 30, 2007, the Company billed NREL $1,631,720 of which $37,120 is included in other receivables as of June 30, 2007.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company's fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount. This appropriation is managed for the DOE by NREL. As of June 30, 2007, the Company had incurred cumulative costs of $768,435 towards completion of the contract, leaving a balance of $355,399 in costs to complete the contract. From the inception of the contract through June 30, 2007, the Company billed NREL $614,748 of which $154,608 is included in other receivables as of June 30, 2007.

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company has received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company submitted a proposal to NREL and expects to have these funds under contract by the end of the third quarter 2007. These projects would be eligible for 80% reimbursement.

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

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the U.S. Department of Defense. Under this contract, the Company's O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and was to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the U.S. Department of Defense by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. The amount of the reduction will be added to a future contract through the Air Force. Billings under this contract are made monthly. As of December 31, 2006, costs totaling $1,011,215 had been incurred, billed, and received. As of June 30, 2007, there is a balance of $1,349 in the contract, but no further activity is expected. The contract will be officially closed out in 2007.

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the U.S. Department of Defense. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. Six milestones were achieved by June 30, 2007. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to EPA for “alternative fuel” status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada. As of June 30, 2007, the Company has recorded expenses of $711,829 against this contract, leaving a balance of $198,171. The Company invoiced $630,000 for the six milestones on this project through June 30, 2007, of which $75,000 was recorded in other receivables as of June 30, 2007. The Company also recorded $81,829 as an unbilled receivable under this appropriation as of June 30, 2007.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2Diesel™. As of June 30, 2007, the Company has executed a contract for $575,000. As of June 30, 2007, the Company has recorded expenses of $54,994 against this contract, leaving a balance of $520,006. The Company invoiced $398,593 for four milestones on this project through June 30, 2007, of which $149,923 was recorded in other receivables as of June 30, 2007. In addition, the Company recorded $343,599 as a deferred grant on the balance sheet at June 30, 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Appropriation from the U.S. Department of Defense (5)

In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2Diesel™. The Company expects to enter into a contract for this work during the third quarter of 2007. The Company can receive reimbursement from this appropriation of up to the entire $1,000,000.

4. Other Receivables

June 30, 2007

Due from ProEco	$735,000
NREL Appropriation	191,728
CTC Appropriation	224,923
Reimbursement of expenses and services performed	33,663

$1,185,314

5. Accrued Expenses

June 30, 2007

Legal and professional	$145,262
Investor Relations	10,000
Other	133,662

$288,924

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax asset as of June 30, 2007:

Income taxes
Net operating loss carryforwards	$10,503,000
Deferred revenue	533,000
Accrued expenses	109,000
Total deferred tax assets	11,145,000
Valuation allowance	(11,145,000)
Net deferred tax assets	$--

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At June 30, 2007, the Company had Federal and state net operating loss carryforwards of approximately $25.6 million for income tax purposes. If not used, these carryforwards expire through 2021 for Federal and state tax purposes. As of June 30, 2007, the Company had an Irish net operating loss carryforward of approximately $613,000 which can be carried forward indefinitely, cumulative Spanish losses of approximately $925,000 and a Brazilian net operating loss of approximately $1,565,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, its federal and state tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as “major” tax jurisdictions as defined. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2003 to December 31, 2006) and for the tax years which remain open for examination in Ireland (December 31, 2006), Spain (December 31, 2006) and Brazil (December 31, 2006). Based on this evaluation, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the period ended June 30, 2007 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Upon adoption on January 1, 2007 and as of June 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses and interest paid or received is recorded in interest expense or interest income related to the settlement of tax audits for certain prior periods. For the period ended June 30, 2007, there were no interest or penalties recorded relating to the settlement of tax audits.

Federal tax rules under Section 382 of the Internal Revenue Code of 1986 impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a there-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since the Company’s formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position under FIN 48.

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

Issuances of Common Stock

In connection with the merger between O2Diesel and AAE in July 2003, the Company completed a private placement of 3,333,333 shares of common stock at $1.50 per share. The private placement was partially effectuated through the issuance of a $4 million convertible note that was convertible into the Company's common stock at $1.50 per share. In October 2003, the Company repaid $1,677,500 of the note and the $2,322,500 balance was converted into 1,548,333 shares of common stock. The remaining 1,785,000 shares of common stock issuable under the private placement were issued to other parties in exchange for cash proceeds of $2,677,500. The expenses associated with the merger and subsequent issuances of shares were $795,650 and have been reflected as a reduction of paid-in capital.

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

$2.0 and $3.0 Million Private Placements

In a series of two private placements of the Company’s common stock in 2005, the Company raised $4,833,192 after payment of an 8% commission and other expenses, and issued 7,535,981 shares of common stock at a price of $0.70 per share. Subscribers to these

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

private placements received for each two shares of common stock purchased one warrant to purchase one additional share of common stock. The warrant expires twenty-four months following the closing of the private placement. Each warrant is exercisable at a price of $0.70 per share during the first twelve months following the close of the private placement, or at an exercise price of $1.05 per share in the second twelve months following the close of the private placement. The total number of warrants issued was 3,757,990. The common stock and the warrants were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

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

Subsequent to entering into these agreements, the Company entered into an identical amendment to each agreement which (i) modified the amount of liquidated damages to a maximum of 8% of the purchase price and (ii) added that stockholder approval will be obtained prior to the Company issuing the shares of common stock issuable upon exercise of the warrants. There were no other changes to either agreement. Both transactions closed and the warrants were issued on April 27, 2006.

AMEX requires that stockholder approval be obtained by the Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares is equal twenty-percent (20%) or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to obtain shareholder approval for the $4.0 and the $2.5 million Private Placements. Stockholder approval was obtained at the Company's annual stockholder meeting on July 6, 2006.

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

The Series A Preferred Stock was initially convertible into the Company's common stock at a variable conversion ratio which was the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the “Series A Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Thus, the minimum price at which the shares may be converted is equal to twenty-five percent (25.0%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series A Purchaser may not convert Series A Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series A Purchaser receive more than 8,000,000 or less than 2,000,000 shares of the Company's common stock upon conversion of the Series A Preferred Stock.

The Series A Purchaser was granted an option to purchase additional shares of the Company's common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series A Fixed Conversion Price.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

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

The Series B Preferred Stock was initially convertible into the Company's common stock at a variable conversion ratio which was the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the “Series B Fixed Conversion Price”) or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. Thus, the minimum price at which the shares may be converted is equal to twenty-seven and four tenths per cent (27.4%) of the Series B Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series B Purchaser may not convert Series B Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series B Purchaser receive more than 7,500,000 or less than 2,054,795 shares of the Company's common stock upon conversion of the Series B Preferred Stock.

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

Warrants

A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the “Distribution Agreement”) with a distributor dated July 10, 2001 that granted the distributor the right to purchase up to 10% of the outstanding common stock of the Company for $1.00 per share should certain sales targets be achieved. The warrant was to expire on July 10, 2006. None of the sales targets have been achieved under the Distribution Agreement and as of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the “New Agreement”). Under this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel's common stock at a price of $2.00 per share, which expired on May 5, 2007.

On February 3, 2006, the Company offered existing warrant holders from the $2.0 million, $3.0 million and $2.3 million Private Placements an opportunity to exercise their warrants at the reduced price of $0.35 per share. On February 27, 2006, the warrant offering expired and the Company received proceeds of $592,692 (after expenses) for the exercise of warrants to purchase 1,864,035 shares of common stock. Between May 31 and June 12, 2006, several other existing warrant holders elected to exercise their warrants at the contract price identified in their warrant documentation. Proceeds for these exercises were $865,452 (after expenses) for the purchase of 1,287,857 shares of common stock.

On April 27, 2007, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.50 per share. If all eligible warrant holders were to exercise their warrants at the reduced price, the Company would receive proceeds of approximately $4.3 million. The warrant offer was originally set to expire on May 25, 2007; however, on May 9, 2007, the Company extended this reduced price offer until June 8, 2007. As of May 15, 2007, the Company amended the offer to grant the warrant holders, who tender their warrants, additional shares of Common Stock if the Company enters into any agreement for the sale of shares of Common Stock at less than $0.50 per share prior to June 8, 2008. The offer expired on June 8, 2007 without any of the warrant holders exercising at the reduced price.

Options

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 9,750,000 shares of common stock to be reserved for future issuance under the Incentive Plan.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

The following table shows the outstanding options granted under the 2004 Stock Incentive Plan:

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50	-
Granted in 2005	5,450,000	$1.50	8.2
Exercised in 2005
Forfeited or Expired
Outstanding at December 31, 2005	5,950,000	$1.50	8.2
Granted During the Year Ended December 31, 2006	1,350,000	$1.28	9.0
	200,000	$1.50	9.0
	100,000	$0.71	9.4
Exercised During the Year Ended December 31, 2006
Forfeited or Expired	(100,000)	$1.28	-
Outstanding at December 31, 2006	7,500,000	$1.45	8.4

Granted During the Six Months Ended June 30, 2007	-	-	-
Exercised During the Six Months Ended June 30, 2007	-	-	-
Forfeited or Expired	-	-	-
Outstanding at June 30, 2007	7,500,000	$1.45	8.4

Exercisable at June 30, 2007	6,154,250	$1.47	8.3

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

On August 1, 2007, the Company entered into a Separation Agreement with Mr. Roger. Mr. Roger will receive severance payments and health benefits from the Company in accordance with his Employment Agreement. Mr. Roger’s Separation Agreement includes continuing obligations relating to confidentiality, non-competition and non-solicitation. The Separation Agreement also provides for a release by Mr. Roger of any and all claims he may have against the Company. In addition, all of Mr. Roger’s options vested as of the date of the Separation Agreement and in accordance with the 2004 Stock Incentive Plan, Mr. Roger has thirty days to exercise these options. Finally, 166,667 of the remaining shares of Mr. Roger’s restricted stock vest on the date of the Separation Agreement and 166,666 of the remaining shares will vest on July 31, 2008. Mr. Roger agreed not to sell or transfer these shares until after that date.

On May 14, 2007, the Company entered into an investor relations consulting agreement for a term of two months. In exchange for services, the Company will pay the consultant a fee of $10,000. In addition, the Company awarded the consultant 50,000 shares of restricted stock. In connection with the stock award, the Company recognized $27,000 of consulting expense during the three and six months ended June 30, 2007.

On May 16, 2007, the Company entered into a second investor relations consulting agreement for a term of six months. In exchange for services, the Company awarded the consultant 440,000 shares of restricted stock. In connection with the stock award, the Company recognized $116,600 of the consulting expense during the three and six months ended June 30, 2007. Pursuant to the terms of the consulting agreement, 120,000 shares and 100,000 shares of the restricted stock are earned by the consultant on July 16, 2007 and September 17, 2007, respectively. As of June 30, 2007, the restrictions on 220,000 shares issued under this contract have lapsed and such shares were earned.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of June 30, 2007:

Common Shares Outstanding		76,680,055

Reserved For Future Issuance
Options Granted to officers and directors	7,500,000
Unearned common stock issued for compensation	333,333
Unearned common stock issues for commitment shares	658,607
Warrants	10,483,422	18,975,362

Total shares issued and outstanding and reserved for future issuance		95,655,417

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements

9. Related Party Transactions

A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company paid $10,284 and $10,284 for the three and six months ended June 30, 2006 and paid $8,361, $24,871 (of which approximately $13,800 relates to the first six months of 2007) and $204,721 respectively for the three and six months ended June 30, 2007 and for the period October 14, 2000 (inception) through June 30, 2007, to the company controlled by the former Chairman. The company has accrued $2,500 for services performed for the three months ended through June 30, 2007 that are still unpaid.

Included in receivables due from related parties at June 30, 2007 is $37,760 which is related to travel advances made to employees and directors.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $42,607 and $99,708 for the three and six months ended June 30, 2006, respectively, and $36,334, $70,676 and $544,060, for the three and six months ended June 30, 2007 and for the period October 14, 2000 (inception) through June 30, 2007, respectively.

10. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of June 30, 2007, future minimum lease payments under non-cancelable operating leases expiring through 2008, were as follows:

Operating Leases

2007	$50,825
2008	89,779

Total	$140,604

Rent expense under the leases with unrelated parties was $26,799 and $53,098 for the three and six months ended June 30, 2006 and was $46,874, $86,070 and $382,545 respectively for the three and six months ended June 30, 2007 and for the period October 14, 2000 (inception) through June 30, 2007.

11. Subsequent Events

Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company’s common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710, less commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

As part of the sale, the Company issued warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

The Company is obligated to file a registration statement with the SEC including the common stock and the shares issuable upon conversion of the warrants within 90 days of the closing date. If the registration statement is not filed within 90 days, the Company will pay the investors penalties equal to 1.0% of their investment amount for the first 30 days and 1.5% of their investment amount for every 30 days thereafter with a maximum penalty of 8% of the value of the common stock as defined in the Agreements. The penalty may be paid in cash or stock at the option of the Company. The Company will use its reasonable best efforts to cause such registration statements to become effective within 90 days, or 120 days if such registration statement is subject to review by the staff of the SEC, in each case from the initial filing thereof. All the costs and expense incurred in connection with the registration of the common stock and warrants will be paid by the Company. The Company held the initial closing for this transaction on July 20, 2007.

On July 17, 2007, the Company repurchased 100,000 shares of its common stock from its Chief Executive Officer, Alan Rae, for an aggregate purchase price of $40,100. The purchase price was $0.401 per share, which was the daily volume weighted average for the five trading days prior to the day the Company’s board of directors decided on the repurchase.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Business Plan

Overview

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through June 30, 2007.

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

Transactions During the First Half of 2007

ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with ProEco Energy Company (“ProEco”) and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company's common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

ProEco, which has had limited operations to date, is in the process of developing a new proposed fuel-grade ethanol plant (the “Ethanol Plant”) with planned capacity of 100 million gallons per year to be built in two 50 million gallon trains (each a “Train”). ProEco Shareholders will receive 60% of the Transaction Shares at the time of the closing and will receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares will be held in escrow until the conditions for their release have been met. The parties intend the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended.

The Share Exchange Agreement requires ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco must have entered into a definitive engineering, procurement and construction (“EPC”) contract with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project and executed marketing agreements for the sale of the production of the Ethanol Plant. Under the terms of the share exchange agreement, ProEco is responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

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

The Common Stock will be issued to the ProEco shareholders in a transaction that will be exempt from the registration requirement pursuant to Section 4(2) of the Securities Act of 1933 and under Regulation D promulgated under the Securities Act.

Under the terms of the letter of intent for the Share Exchange Agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the Ethanol Plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The annual interest rate on the loan is 7% and the maturity date of the loan is September 15, 2007. As of June 30, 2007, the Company had advanced $735,000 to ProEco under the terms of this agreement.

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

During the quarter ended June 30, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

Warrants

On April 27, 2007, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.50 per share. If all eligible warrant holders were to exercise their warrants at the reduced price, the Company would receive proceeds of approximately $4.3 million. The warrant offer was originally set to expire on May 25, 2007, however on May 9, 2007, the Company extended this reduced price offer until June 8, 2007. As of May 15, 2007, the Company amended the offer to grant the warrant holders, who tender their warrants, additional shares of Common Stock if the Company enters into any agreement for the sale of shares of Common Stock at less than $0.50 per share prior to June 8, 2008. The offer expired on June 8, 2007, without any of the warrant holders exercising at the reduced price.

Listing of Common Stock on AMEX

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 68,378,483 more shares of our common stock so that the total number of shares approved for listing is 114,897,381. Our shares began to trade on the Exchange on July 1, 2004.

The Company's audited consolidated financial statements for the year ended December 31, 2006, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2006

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

audited consolidated financial statements to highlight that the Company's accumulated losses and lack of available working capital raised substantial doubt about the Company's ability to continue as a going concern.

The Company's unaudited consolidated financial statements for the three and six months ended June 30, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2007, the Company had working capital of $3,320,776 and had accumulated losses of $37,571,565.

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

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements, but for period ended March 31, 2007, the Company was not able to meet the listing requirements. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange to describe the steps to be taken to return to full compliance. As we describe later in this section, the Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million, which is described under “Subsequent Changes in Securities”. The Company intends to raise up to an additional $80 million in new equity in conjunction with the acquisition of ProEco. We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

If the Company were to fail to return to full compliance with the Exchange's listing standards, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007
Operations

During the second quarter of 2007, we continued our efforts to generate sales to our targeted fleet customers in North America and Brazil, as well as our efforts to develop targeted demonstrations in Europe. At the same time, the Company continued its relationship with its Asian partner, Energenics Pte Ltd (“Energenics”).

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

In the U.S., O2Diesel's second quarter sales and marketing efforts for fleet sales continued to be focused in the state of California and in the Midwest. In Canada, we intend to focus our efforts on the country's large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the U.S., no significant resources will be devoted to Canada.

In the second quarter of 2007, the Company maintained commercial activities at the Port of Long Beach and continued to pursue additional opportunities in this market segment. The Company received a letter from the Port which recommends the use of O2Diesel™ in any of the existing centrally fueled fleets throughout the Port as part of its Green Port Policy and its Clean Air Action Plan. The Company also announced that the U.S. Air Force had approved the expansion of its successful test demonstration at a USAF base in Nevada, both in the number of vehicles to be used and the length of time the demonstration will now run.

The Company had previously concluded successful test demonstrations in Clark County, Nevada which was devoted to documenting the reduced emission benefits of O2Diesel™ over a range of temperatures and engine types as well as demonstrations at a large coal mining operation in Wyoming and a municipal waste fleet in California.

We also continued to devote resources to our CityHome™ marketing program as a means of developing sales and documenting operating and performance data. CityHome™ is a marketing and sales initiative directed at municipal transit agencies across the United States as an opportunity to improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in a relatively undeveloped stage and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

In the second quarter of 2007, we had CityHome™ installations with several municipal bus fleets, as well as a Midwestern operator of both school and tour bus fleets and small school bus fleets in Chicago and South Dakota. To date, we have used this initiative as a useful component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for our current CityHome™ programs, several fleet demonstrations executed under this program have continued to require significant financial support from the Company. As a result, we have limited new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. The Company’s future involvement with the CityHome™ program has thus been reduced only to programs that can be considered to be cost neutral. During the second quarter of 2007, we concluded our demonstrations in Springfield, Illinois and Des Moines, Iowa and continued running two CityHome™ fleets in Johnson County, Kansas and Lincoln, Nebraska.

We have also continued to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers during the second quarter. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. As of June 30, 2007, the Company had supply agreements in place with two ethanol industry groups to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

In addition, the Company continued to support its efforts to acquire an 80% ownership share in ProEco, which is planning to build a 100 million gallon ethanol plant in South Dakota. Once this acquisition has closed and the plant is operational, it is expected that this facility will provide a reliable source of high quality, competitively priced ethanol for the Company to use in developing the U.S. market. During the second quarter of 2007, the Company expanded its support of ProEco to obtain options for land purchases, the submission of permits for construction , the negotiation of an EPC contract, the negotiation of supply and transportation agreements and the development of marketing agreements for sale of the ethanol to be produced at this facility.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended June 30, 2007, the Company continued its efforts to register O2Diesel™ fuel with the EPA and continued to conduct a revised series of tests to qualify O2Diesel™ as a California Diesel Emissions Control Strategy both as a stand alone fuel and in conjunction with various exhaust after treatment devices, such as both direct oxidation catalysts (DOC's) and Diesel Particulate Filters (DPF's).

In addition, we continued to develop a revised ballot for incorporation of ethanol-diesel fuel as an American Society for Testing and Materials (ASTM) specification. This revision is based on the results of the initial voting on the original ballot submitted in December 2006. A member of the Company serves as the chairman of the subcommittee tasked with revising this ballot and it is expected to be resubmitted during the second half of 2007 so that it can be discussed and voted on during the December 2007 ASTM international meeting.

Finally, during the second quarter of 2007 we continued to develop contract proposals for submission to the Department of Energy and the Department of Defense to utilize the $2.0 million of available appropriations received in prior years. These appropriations wre awarded for the purpose of continued testing and verification of O2Diesel™, including the requirements of both DECS and the U.S. military.

Brazil:

In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these matters, we have made a decision to reduce our overhead and our marketing plans until we have a solid base of customers in Brazil. During the second quarter of 2007, we continued our support of one test fleet and entered into negotiations with a municipal bus fleet in Curitiba.

In April, 2007, we announced the appointment of Fair Energy, S.A. as our distributor for several new markets in Central and South America. Demonstrations programs in Columbia, Paraguay and Bolivia are targeted by the Company over the next several quarters.

Europe:

During the second quarter of 2007, we pursued discussions and initiatives in Europe to test our fuel and to determine the market size and regulatory hurdles to be overcome to gain wider acceptance of our fuel in Europe. As of June 30, 2007, the Company had identified two municipal transit fleets, a waste fleet and a port facility that were interested in evaluating O2Diesel™ fuel during these demonstrations. The Company recently announced that it had received regulatory approval in France to begin testing O2Diesel™ in a large transit system in Angouleme in the Bordeaux region of France. We expect these activities to develop into additional demonstration programs over the next two quarters.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

Asia:

In Asia, the company that serves as our exclusive distribution agent announced that it had concluded a successful trial demonstration of the fuel and we commenced supplying the first 2,500 buses of a large municipal fleet in Karnataka, India. This expansion is expected to continue during the third and fourth quarters of 2007.

Technical and Logistical Issues

Significant technical and logistical issues continued to affect our ability to generate sales in the second quarter of 2007. While we have made substantial progress in addressing these challenges over the course of the year, they have continued to impede our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) obtaining consistent high quality fuel grade ethanol at competitive prices and (3) acquiring regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2Diesel™ as a premium clean-burning fuel.

Logistics

Under the first element of our strategy, we have signed distribution agreements with fourteen jobbers, who in turn have centrally fueled fleets as their customers. We sell additive to these jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel's sales force and technical staff work jointly with each jobber and the jobber's customers to assist in the transition from the use of regular diesel fuel to O2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel's technical staff works closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

Our sales strategy is to market and sell O2Diesel™ directly to companies, governmental port facilities and others that operate large centrally fueled fleets. These customers may include large truck and bus fleets, construction municipalities, and mining companies as well as port cargo handling facilities and agricultural users. To date, these customers have only included centrally fueled truck fleets and cargo handling facilities at a major port. In these transactions, the Company will maintain a similar working relationship with the customer's blending facilities and staff as it does with third party jobbers.

Secondly, as part of the process by which O2Diesel™ was approved for sale in California, the California Air Resources Board set a number of conditions that we must adhere to on an ongoing basis. One of the conditions is that all storage tanks in which O2Diesel™ is stored and all vehicles that use the fuel must be fitted with devices known as flame arrestors. Flame arrestors are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. Imposing this requirement proved to be a serious issue prior to 2006, and was a serious challenge to our ability to effectively commercialize our technology in the U.S. Even though flame arrestor technology has been used for many years in other applications, flame arrestors in the required sizes and designs were not yet available as an “off the shelf item” for use with O2Diesel™ during this time. At the beginning of 2007, the flame arrestor challenge had been largely resolved for the vehicles within O2Diesel’s target markets.

A third concern we have relates to the logistics and storage of O2Diesel™ for fleets and other diesel equipment that may use the fuel. In particular, it is very important that storage tanks be cleaned prior to the introduction of O2Diesel™ into the customer's refueling station. We have made important strides in working with customers to insure that their storage facilities are compatible with O2Diesel™ and have now included this step as a critical component of our implementation planning process.

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

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

maintenance staff about handling and storing O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.

Our present planning methodology is based on a mutually agreed upon implementation time frame that requires the project to be a joint effort utilizing the customer's employees and identifies the timing and costs that the customer can expect. During 2005 and 2006, we continued the research and development efforts begun in 2004 to design and to identify flame arrestors, adaptors and other equipment for vehicles that use O2Diesel™. Where required, these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles has, in some cases, increased our costs as well as the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™. Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market. To support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program are currently being evaluated.

In the past, these issues have led to greater lead times than expected to convert fleets from using regular diesel to O2Diesel™. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. As a means of mitigating the time required for converting a fleet, we have sought to have our customers complete much of this work under our direction. However, this policy is dependent upon obtaining an agreement from the customer to do the work. The actual time required to convert a fleet to use O2Diesel™ may be further limited by the availability of the customers' vehicles to be in one place long enough to effect the required changes. In some cases for safety, insurance or union reasons, customers will require that they complete all of the work necessary for their vehicles and diesel powered equipment to use O2Diesel™, as well as arranging to insure that their storage and dispensing facilities are compatible with the use of the fuel.

The Company has made significant progress in addressing these key logistical issues over the past several years and we now feel that we can provide the necessary support to our customers both before and during implementation of our fuel in their fleets. The Company anticipates that the work achieved prior to 2007 with all of these implementation factors will allow us to avoid the costs and delays we experienced in the past.

Ethanol Supply

Our experience has demonstrated that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to during the remainder of 2007. We are currently working closely with the industry to identify ethanol suppliers who meet our criteria. As of June 30, 2007, we had continued to maintain contracts with two ethanol industry groups to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

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

The Company has seen that even with a reliable supplier, the price of ethanol can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support, and the availability and price of competing products. For example, many petroleum refiners have recently replaced methyl tertiary butyl ether (MBTE) in gasoline with ethanol during the second quarter of 2006. The replacement of this ingredient in gasoline has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. A benefit of this phenomenon has been to increase the availability of ethanol at petroleum terminals when compared to the recent past. However, the rise in the cost of ethanol has made the price of O2Diesel™ fuel increase in relation to conventional diesel fuel during the first half of 2007. In the short term, it is the Company's strategy to contract with third parties to help control the costs of ethanol and reduce short-term exposure to price fluctuations by continuing our contracts with the ethanol industry groups for limited amounts of ethanol at preferred prices.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

In the longer term, the Company has seen the clear advantage represented by partnerships with distributors who have access to high quality, price competitive ethanol in the local market. In this regard, our partnership with Energenics in Asia, Abengoa in Europe and Fair Energy in South America have provided significant support to our efforts to blend O2Diesel™ fuel at prices that are competitive with conventional diesel fuel in the markets we are entering. For this same reason, we have decided to acquire ProEco Energy so that we can have a similar quality and price advantage with our ethanol supply in the United States.

As a result of these efforts, the Company believes it has both an interim and long-term strategic opportunity to achieve a supply of high quality, price competitive ethanol among its key markets,

Regulatory Approval

As outlined in “Research and Development”, the Company must obtain regulatory approvals at a number of levels in order to be able to sell commercial quantities of O2Diesel™ in the United States. These approvals involve the Environmental Protection Agency (EPA) at the federal level, the California Air Resources Board (CARB) at the state level and the American Society for Testing Materials (ASTM) at both a military and industry level. The process of acquiring these approvals requires significant testing for emissions, impact to the environment, safety, performance and engine warranty considerations among a broad range of engine types and ages. In some cases, existing regulations or the interpretation of the requirements to meet these regulations can change over the testing periods, either because of new legislation, additional technical data in the industry or the agencies’ understanding of the technology they are evaluating. Such changes can add significant time to completing the required testing, either through changes in protocols or additional tests to be performed. While the Company has achieved important verification of its technology among these various agencies, the time and expense required to obtain final approval remains quite lengthy. Our experience in Europe has been similar, indicating that final regulatory approval here will also take additional time. In Asia and South America, similar approvals need to be obtained, but we are able to rely on our strategic partners in these areas to assist us in obtaining the appropriate regulatory permission to sell our fuel.

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

Second Quarter Summary

Operating results during the six month period ended June 30, 2007 showed mixed results in comparison to those during the six month period ended June 30, 2006. Sales improved significantly from $68,500 (six months ended June 30, 2006) to $181,000 (six months ended June 30, 2007) due in large part to the second major shipment of additive to our Asian distributor. Cost of goods increased by $91,000 reflecting the increased sales activity as the gross operating margin percentage was relatively flat compared to the six months ended June 30, 2006. Selling and marketing expenses for the period ended June 30, 2007 were nearly $145,000 higher than during the period ended June 30, 2006, mostly reflecting the use of consultants at the Spanish subsidiary which was in start up mode at this time last year. Product testing and government grant expenses (net) in the six months ended June 30, 2007 were approximately $30,000 higher than in the period ended June 30, 2006 due to an increase in research and development costs associated with the Spanish subsidiary. General and administrative expenses for the six months ended June 30, 2007 were approximately $600,000 higher than for the six months ended June 30, 2006 due to the use of additional accounting consultants of $223,000, costs of investor relation firms of $231,000, and an officer’s restricted stock award of $137,000 in comparison to the period ended June 30, 2006. In addition, general and administrative costs reflected an increase of $47,000 in the recognition of share-based compensation expense required by SFAS 123(R) versus the same period in 2006.

Cash Requirements, Liquidity and Risk Factors

Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at June 30, 2007, we will need to raise additional funds in 2007 to allow us to execute our business plan and to be in compliance with the AMEX’s listing standards.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan, both of which have been paid and cancelled prior to 2007. However, if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and other countries as a means to finance our working capital needs. In the second quarter of 2007, the Company continued to have favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive.

AMEX requires that minimum levels of stockholders' equity be maintained. In December, 2004, the Company was notified that it was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders' equity of $6.0 million by June 2006 and maintain this level going forward. In accordance with the procedures of the AMEX, we filed a plan (“Plan”) with it to demonstrate the steps we will take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the AMEX's listing rules. To achieve that level of stockholders' equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. During 2006, as part of its efforts to meet these requirements, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of approximately $1.5 million (after expenses) and three private placements totaling $7.5 million.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements, but as of March 31, 2007, the Company was not able to meet the listing requirements. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange to describe the steps to be taken to return to full compliance. The Company has entered into a common stock purchase agreement to raise up to $10 million in new equity in 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million, which is also described under “Subsequent Changes in Securities”. The Company intends to raise up to an additional $80 million in new equity in conjunction with the acquisition of ProEco. We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised. In 2006, we raised new equity of approximately $9.0 million, before payment of expenses. In 2007, the Company negotiated new equity up to $12.2 million. As stated previously, even with the fund raising completed in 2006 and early 2007, we will need to raise additional equity during this year. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $15,035 and $180,998 in sales and had sponsorship income of $3,750 and $19,500 associated with the CityHome™ programs for the three and six months ended June 30, 2007. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™, other than our supply requirements for Energenics. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

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

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

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

The Company has incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. As of June 30, 2007, we incurred external expenses of $454,442 during 2007 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs will be reimbursed by appropriations from the U.S. Departments of Energy and Defense.

At the end of the second quarter of 2007, we had government test programs in progress with total remaining costs to complete of approximately $1.1 million. Under these programs, a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

Included in the foregoing programs are a number of emissions validation and verification projects as well as fleet demonstrations. All of the verification and validation programs are complicated and may take considerable time to complete. Finishing the protocols to allow O2Diesel™ to be classified as a Diesel Emission Control Strategy fuel by the California Air Resources Board and registering the fuel with the EPA so that the emissions benefits can be quantified in their testing protocols are critical to our success. At this point, we are at an early stage so that it is not possible to predict when this work will be completed or if we will obtain the desired results once it is completed. We are also working with the military on a procurement specification for O2Diesel™ alone or in combination with up to 20% biodiesel which should be completed this year. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests and field demonstrations may be funded by appropriations from the U.S. Departments of Energy and Defense.

We have generated several successes in our fleet demonstration projects. These fleets are key to developing the no harm field experience necessary to demonstrate the commercial value of the fuel. Based upon its positive experience at Nellis Air Force base, the U.S. Air Force has expanded product demonstrations in Nevada to test O2Diesel™ with 20% biodiesel in twice the number of non-tactical military vehicles that were used in the original test fleet. O2Diesel™ is also conducting demonstrations with a number of school bus and transit agencies. In order to demonstrate the fuel’s capability in a broad array of conditions, O2Diesel™ and O2Diesel™ blended with up to 20% biodiesel are in fleets containing assorted engine types and uses and facing various weather conditions. We are continuing to refine our additive formulations in order to reduce their costs and increase their performance. In this regard, we have registered a second additive package with the Environmental Protection Agency that accomplishes both goals. Additionally, we have formulated and field tested cold weather and detergent containing fuel formulations which are working as intended. We expect this work to continue in 2007.

Employees

As of June 30, 2007, O2Diesel had seventeen full-time employees of which sixteen are in the U.S. and one is in Europe. We had one part-time employee. Currently, we rely on consultants to assist in commercializing our technology and to help us in key technical areas. At present, we employ seven consultants in the U.S.: three in marketing and business development; one laboratory technician, one chemist and two in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in 2007 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2007. We anticipate continuing to employ a total of nine consultants serving in most of the same capacities in 2007.

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

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company’s common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710, less commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

As part of the sale, the Company will issue warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

The Company is obligated to file a registration statement with the SEC including the common stock and the shares issuable upon conversion of the warrants within 90 days of the closing date. If the registration statement is not filed within 90 days, the Company will pay the investors penalties equal to 1.0% of their investment amount for the first 30 days and 1.5% of their investment amount for every 30 days thereafter with a maximum penalty of 8% of the value of the common stock as defined in the Agreements. The penalty may be paid in cash or stock at the option of the Company. The Company will use its reasonable best efforts to cause such registration statements to become effective within 90 days, or 120 days if such registration statement is subject to review by the staff of the SEC, in each case from the initial filing thereof. All the costs and expense incurred in connection with the registration of the common stock and warrants will be paid by the Company. The Company held the initial closing for this transaction on July 20, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

O2Diesel Corporation
(A Development Stage Company)
June 30, 2007
ITEM 6. EXHIBITS.

The following exhibits are filed herewith.

Exhibit
Number	Description

10.1	Form of Common Stock and Warrant Purchase Agreement for $2.52 million Private Placement (1)

10.2	Form of Warrant for $2.52 million Private Placement (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed as an exhibit to the Company's current report on Form 8-K/A on July 20, 2007, and incorporated herein by reference.

(2)	Filed herewith

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: August 14, 2007	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)