Form 10QSB
period 2007-09-30
O2DIESEL CORP
filed 2007-11-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of November 14, 2007, the registrant had 83,913,641 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

Transitional Small Business Disclosure Format (check one) Yes ☐   No☑

O2DIESEL CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
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

FINANCIAL INFORMATION
ITEM 1.

O2Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2007

ASSETS
CURRENT ASSETS
Cash	$650,626
Restricted cash	2,898,550
Accounts receivable	108,852
Other receivables	251,127
Unbilled appropriations	138,505
Inventory	201,716
Prepaid expenses, parts and deposits	311,403

Total current assets	4,560,779

PROPERTY AND EQUIPMENT
Office furniture and equipment	262,824
Fuel and test equipment	269,803
Construction in progress	994,008
1,526,635
Less accumulated depreciation	(258,798)
1,267,837

TOTAL ASSETS	$5,828,616

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,594,709
Accrued expenses	621,452
Deferred grants	317,436
Deferred marketing program	67,833
Total current liabilities	2,601,430

TOTAL LIABILITIES	2,577,930

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; none issued and outstanding.	-

Common stock: par value of $0.0001; 135,000,000 shares authorized; 83,286,786 shares issued; 83,186,786 shares outstanding.	8,329

Additional paid-in capital	43,770,208
Unearned compensation	(19,590)
Accumulated other comprehensive loss	8,418
Treasury stock, at cost (100,000 shares)	(40,100)
Deficit accumulated during the development stage	(40,500,079)
3,227,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,828,616

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Operations

					October 14, 2007
					(inception)
	Nine months Ended		Three months Ended		through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue:
Additive related sales	$304,126	$141,201	$123,128	$72,701	$742,449
Sponsorship income	21,375	46,371	1,875	9,375	169,248
Total revenue	325,501	187,572	125,003	82,076	911,697

Expenses:
Cost of Goods Sold	227,421	95,079	81,910	40,737	553,728
ProEco operating expenses	327,216	-	327,216	-	327,216
Selling and marketing	1,145,391	905,903	439,753	344,575	8,992,245
Product testing and government grants, net	449,316	(196,832)	259,651	(356,607)	1,427,099
General and administrative	5,850,477	6,158,235	2,101,332	3,010,524	31,399,507

Total operating expenses	7,999,821	6,962,385	3,209,862	3,039,229	42,699,795

Operating loss	(7,674,320)	(6,774,813)	(3,084,859)	(2,957,153)	(41,788,098)

Other income (expense):
Interest expense	(8,343)	(6,392)	(3,437)	(2,300)	(130,866)
Interest income	37,697	90,403	9,603	48,972	233,063
Foreign currency gain/(loss), net	230,297	251,560	148,759	(28,897)	729,080
Other income (expense), net	1,030	(4,920)	1,420	(1,392)	311,100
Total other income (expense)	260,681	330,651	156,345	16,383	1,142,377

Loss before benefit for income taxes	(7,413,639)	(6,444,162)	(2,928,514)	(2,940,770)	(40,645,721)

Benefit for income taxes	-	-	-	-	145,642

Net Loss	(7,413,639)	(6,444,162)	(2,928,514)	(2,940,770)	(40,500,079)

Deemed dividend to preferred stockholders	-	(5,581,133)	-	-	(6,200,005)

Net loss allocable to common stockholders	$(7,413,639)	$(12,025,295)	$(2,928,514)	$(2,940,770)	$(46,700,084)

Ner loss per common share (basic and diluted)	$(0.10)	$(0.19)	$(0.04)	$(0.04)	$(1.17)

Weighted average shares of common shares outstanding	77,658,507	62,822,036	81,751,676	73,734,522	58,770,423

Recapitalization resulting from the AAE Technologies International PLC acquisition	-	-	-	-	(18,926,524)

Weighted average shares of common shares outstanding - giving effect to the recapitalization	77,658,507	62,822,036	81,751,676	73,734,522	39,843,899

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
October 14, 2000 (Inception) through September 30, 2007

						Common	Additional
	Preferred Stock		Common Stock		Unearned	Stock	Paid - In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	-	$-	43,008,772	$430,088	$-	$-	$3,603,415
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued on various dates during 2001	-	-	24,181,038	241,810	-	-	1,268,031
Balance at December 31, 2001	-	-	67,189,810	671,898	-	-	4,871,446
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued at $0.225 per share on various dates during 2002	-	-	703,282	7,033	-	-	515,657
Balance at December 31, 2002	-	-	67,893,092	678,931	-	-	5,387,103
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued on various dates during 2003	-	-	555,556	5,556	-	-	119,444
Common stock issued for consulting services	-	-	200,000	2,000	-	-	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	4,356,200	43,562	-	-	46,323
Common stock issued upon exercise of stock options on various dates during 2003	-	-	8,670,881	86,709	-	-	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	(56,928,690)	(814,283)	-	-	814,283
Common stock issued at $1.50 per share on various dates during 2003	-	-	3,333,333	333	-	-	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	-	-	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	-	-	-	-	-	1,132,350	-
Balance at December 31, 2003	-	-	28,080,372	2,808	-	1,132,350	11,745,765
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued at $1.50 per share on various dates in 2004	-	-	1,070,451	107	-	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	-	-	-	-	5,478,609
Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	-	-	18,760,144
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued for consulting services	-	-	63,750	6	-	-	63,094
Warrants issued for consulting services	-	-	-	-	-	-	135,000
Common stock issued at $0.70 per share on various dates in 2005	-	-	7,515,981	752	-	-	4,832,439
Common stock issued at $0.7125 per share on various dates in 2005	-	-	3,228,070	322	-	-	2,090,178
Common stock issued at $0.564 per share on various dates in 2005	-	-	6,419,840	642	-	-	3,599,658
Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	-	-	29,480,513
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued via exercise of warrants on various dates in 2006	-	-	3,151,892	315	-	-	1,457,829
Common stock issued for consulting services	-	-	56,250	6	-	-	50,994
Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	-	-	(1,395)
Common stock issued at $0.75 per share in 2006	-	-	8,666,666	867	-	-	6,256,282
Common stock issued at $0.729 per share in 2006	-	-	1,371,742	138	-	-	979,367
Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-	(376,031)	-	376,031
Amortization of unearned compensation	-	-	-	-	250,890	-	-
Fair value of stock options issued in 2006	-	-	-	-	-	-	1,476,684
Balance at December 31, 2006	-	-	75,125,014	7,513	(125,141)	-	40,076,305
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	-	-
Common stock issued to employee	-	-	333,333	33	-	-	273,266
Fair value of unearned shares related to commitment shares	-	-	805,987	80	-	-	668,889
Unearned common stock issued for commitment shares	-	-	(561,888)	(56)	-	-	(466,311)
Fusion shares issued at various prices in 2007	-	-	970,994	97	-	-	499,903
Common stock issued for consulting services	-	-	490,000	49	-	-	239,951
Common stock issued at $0.405 per share in 2007	-	-	5,823,346	583	-	-	2,189,702
Repurchase of shares for treasury	-	-	-	-	-	-	-
Common stock issued at $0.417 per share in 2007	-	-	300,000	30	-	-	115,062
Amortization of unearned compensation	-	-	-	-	105,551	-	(24,727)
Fair value of stock options issued in 2006	-	-	-	-	-	-	198,168
Balance at September 30, 2007	-	$-	83,286,786	$8,329	$(19,590)	-	$43,770,208

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
October 14, 2000 (Inception) through September 30, 2007

				Deficit
	Common	Accumulated		Accumulated	Total
	Stock	Other		During the	Stockholders'
	Subscriptions	Comprehensive	Treasury	Development	Equity
	Receivable	Income (Loss)	Stock	Stage	(Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$-	$-	-	$(4,138,684)	$(105,181)
Net loss	-	-	-	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	-	(4,476)	-	-	(4,476)
Comprehensive loss	-	-	-	-	(1,411,185)
Common stock issued on various dates during 2001	-	-	-	-	1,509,841
Balance at December 31, 2001	-	(4,476)	-	(5,545,393)	(6,525)
Net loss	-	-	-	(1,712,803)	(1,712,803)
Foreign currency translation adjustment	-	(74,085)	-	-	(74,085)
Comprehensive loss	-	-	-	-	(1,786,888)
Common stock issued at $0.225 per share on various dates during 2002	-	-	-	-	522,690
Balance at December 31, 2002	-	(78,561)	-	(7,258,196)	(1,270,723)
Net loss	-	-	-	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	-	179,689	-	-	179,689
Comprehensive loss	-	-	-	-	(4,050,607)
Common stock issued on various dates during 2003	-	-	-	-	125,000
Common stock issued for consulting services	-	-	-	-	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	-	-	-	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	-	-	-	-	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	-	-	-	-	-
Common stock issued at $1.50 per share on various dates during 2003	-	-	-	-	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	-	-	-	-	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	-	-	-	952,350
Balance at December 31, 2003	(180,000)	101,128	-	(11,898,106)	903,945
Net loss	-	-	-	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	-	(97,446)	-	-	(97,446)
Comprehensive loss	-	-	-	-	(6,825,460)
Common stock issued at $1.50 per share on various dates in 2004	180,000	-	-	-	583,527
Preferred stock issued on various dates during 2004	-	-	-	-	5,478,764
Balance at December 31, 2004	-	3,682	-	(18,626,120)	140,776
Net loss	-	-	-	(6,852,165)	(6,852,165)
Foreign currency translation adjustment	-	2,329	-	-	2,329
Comprehensive loss	-	-	-	-	(6,849,836)
Common stock issued for consulting services	-	-	-	-	63,100
Warrants issued for consulting services	-	-	-	-	135,000
Common stock issued at $0.70 per share on various dates in 2005	-	-	-	-	4,833,191
Common stock issued at $0.7125 per share on various dates in 2005	-	-	-	-	2,090,500
Common stock issued at $0.564 per share on various dates in 2005	-	-	-	-	3,600,300
Balance at December 31, 2005	-	6,011	-	(25,478,285)	4,013,031
Net loss	-	-	-	(7,608,155)	(7,608,155)
Foreign currency translation adjustment	-	(10,392)	-	-	(10,392)
Comprehensive loss	-	-	-	-	(7,618,547)
Common stock issued via exercise of warrants on various dates in 2006	-	-	-	-	1,458,144
Common stock issued for consulting services	-	-	-	-	51,000
Conversion of preferred stock into common stock on various dates in 2006	-	-	-	-	-
Common stock issued at $0.75 per share in 2006	-	-	-	-	6,257,149
Common stock issued at $0.729 per share in 2006	-	-	-	-	979,505
Fair value of unvested stock options upon adoption of SFAS 123 R	-	-	-	-	-
Amortization of unearned compensation	-	-		-	250,890
Fair value of stock options issued in 2006	-	-	-	-	1,476,684
Balance at December 31, 2006	-	(4,381)	-	(33,086,440)	6,867,856
Net loss	-	-	-	(7,413,639)	(7,413,639)
Foreign currency translation adjustment	-	12,799	-	-	12,799
Comprehensive loss	-	-	-	-	(7,400,840)
Common stock issued to employee	-	-	-	-	273,299
Fair value of unearned shares related to commitment shares	-	-	-	-	668,969
Unearned common stock issued for commitment shares	-	-	-	-	(466,367)
Fusion shares issued at various prices in 2007	-	-	-	-	500,000
Common stock issued for consulting services	-	-	-	-	240,000
Common stock issued at $0.405 per share in 2007	-	-	-	-	2,190,285
Repurchase of shares for treasury	-	-	(40,100)	-	(40,100)
Common stock issued at $0.417 per share in 2007	-	-	-	-	115,092
Amortization of unearned compensation	-	-	-	-	80,824
Fair value of stock options issued in 2006	-	-	-	-	198,168
Balance at September 30, 2007	$-	$8,418	$(40,100)	$(40,500,079)	$3,227,186

See Notes to Financial Statements

02Diesel Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			October 14, 2007
			(inception)
	Nine months Ended		through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activites
Net loss	$(7,413,639)	$(6,444,162)	$(40,500,079)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	69,922	62,820	353,686
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
Loss on sale/disposal of furniture & equipment	-	7,364	8,528
Non cash contributions	-	1,564	5,312
Common stock and warrants issued for consulting services	240,000	50,999	494,100
Common stock issued to employee	273,299	-	273,299
Common stock issued for commitment shares	202,602	-	202,602
Amortization of unearned compensation	278,992	1,654,620	2,006,566
Changes in operating assets and liabilities:
Accounts receivable	(95,077)	7,834	(108,852)
Other receivables	517,500	(430,063)	(251,127)
Inventory, prepaid expenses and other current assets	(177,673)	(91,895)	(657,549)
Accounts payable	903,656	227,212	1,594,709
Accrued expenses	228,223	488	610,294
Deferred grants	307,477	254,756	317,436
Deferred marketing program	(166,667)	(197,065)	67,833
Cash flows used in operating activities	(4,831,385)	(4,895,528)	(35,232,202)

Cash flows from investing activities
Restricted cash	745,877	(128,918)	(2,898,550)
Purchase of property and equipment	(1,107,572)	(121,552)	(1,636,453)
Proceeds from sale of furniture & equipment	-	1,250	13,150
Purchase of patent	-	-	(345,115)
Cash flows provided by (used in) investing activities	(361,695)	(249,220)	(4,866,968)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	-	5,953,757
Repurchase of shares for treasury	(40,100)	-	(40,100)
Net proceeds from issuance of common stock	2,805,377	7,715,293	29,355,870
Cash flows provided by financing activities	2,765,277	7,715,293	40,748,291

Effect of exchange rate changes on cash	12,799	(6,825)	1,505

Net (decrease)/increase in cash	(2,415,004)	2,563,720	650,626

Cash at beginning of period	3,065,630	1,412,851	-

Cash at end of period	$650,626	$3,976,571	$650,626

Cash paid for interest	$8,343	$6,392	$121,514

Cash paid for income taxes	None	None	None

Non-Cash Transactions: Conversion of bridge loan to common stock at 9/30/2003 - $2,322,500.
Conversion of preferred to common stock at various dates during 2006 - $1,550,000.

See Notes to Financial Statements

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 72,830,013 shares of the Company's common stock so that the total number of shares approved for listing is now 119,348,911. Our shares began to trade on the Exchange on July 1, 2004.

Basis of Presentation

The Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have reclassified certain prior-year amounts to conform to the current year’s presentation.

At September 30, 2007, the Company had working capital of $1,959,349 and had accumulated losses of $40,500,079. However, $2,898,550 of the working capital is restricted in use to operational costs associated with developing markets in Europe. The lack of adequate working capital and continuing losses, as well as the uncertain conditions regarding the Company’s AMEX listing status as stated below, create an uncertainty about the Company’s ability to continue as a going concern. However, as discussed below, management has developed a plan to bring the Company into compliance with AMEX standards and to commence profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company was notified by the AMEX in December 2004 that it was not in compliance with AMEX Company Guide Section 1003(a)(iii) which requires listed companies to have at least $6.0 million of stockholders' equity when it has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. AMEX indicated that, in order to return to full compliance, O2Diesel needed to have stockholders' equity of $6.0 million by June 2006 and to maintain this level going forward.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with AMEX listing requirements. At December 31, 2006, the Company was in compliance with AMEX listing requirements but, for the period ended March 31, 2007, the Company was not able to meet the listing requirements. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it plans to take to return to full compliance. The Company has entered into a common stock purchase agreement with Fusion Capital Fund II, LLC to raise up to $10 million in new equity over a twenty-five month period starting on February 16, 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million in July and August 2007. As noted below, the Company intends to raise additional new equity in conjunction with the acquisition of the ProEco Energy Company, Inc. (“ProEco”). We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company’s plan to regain listing qualifications compliance. With the acceptance of the plan, the Company will be able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008. The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1003(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide which requires listed companies to have at least $4.0 million of stockholders' equity when it has sustained losses from continuing operations and/or net losses in its four most recent fiscal years.

During the interim period until December 29, 2008, the Company must continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance. The Company will be subject to periodic review by AMEX staff during the interim period. If the Company is not in compliance with the continued listing standards on December 29, 2008, or the Company does not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

The consolidated financial statements in this report do not include any adjustments to reflect the anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

Since July 2003, the Company has raised approximately $36 million for its operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Based on Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities” (“FIN 46R”), the Company is the holder of the majority of the risks and rewards relating to ProEco Energy Company, Inc. (“ProEco”). As such, the Company is considered to be the “primary beneficiary” of ProEco, deemed to be a variable interest entity (“VIE”), and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements.

Variable Interest Entity (VIE)

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Based on these guidelines, the Company has determined that ProEco is a VIE beginning with the third quarter of 2007. Prior to that period, activity with ProEco was not material.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2007, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

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
(Unaudited)

Inventories

Inventories, consisting of fuel additive held at third party locations, are stated at the lower of cost as determined using the first in, first out (FIFO) method, or market value.

Furniture, Equipment, Construction in Progress and Depreciation

Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. Construction in progress primarily includes payments to third parties for land options, submission of permits for construction, negotiation of EPC, supply and transportation contracts, and the development of marketing agreements for sale of the ethanol to be produced at the Ethanol Plant. It also includes payroll-related costs attributable to personnel working directly on the project. The estimated useful lives of fixed assets are as follows:

Office furniture and equipment: 3 to 5 years
Fuel and test equipment: 5 years

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $21,124 and $62,820 for the three and nine months ended September 30, 2006, respectively, and was $20,713, $64,728 and $348,492 for the three and nine months ended September 30, 2007 and for the period October 14, 2000 (inception) through September 30, 2007, respectively.

Accounting for Impairment of Intangible and Long-Lived Assets

The carrying values of intangible and long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Revenue Recognition

The Company sells its product directly to its customers and revenue is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel.

The Company has developed the CityHome™ program to serve as an important element of its sales/marketing and product demonstration strategy. This program involves the sale of our additive, the receipt of sponsorship fees and the potential sale of advertising space. As with other customers, revenue from the sales of product is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel. Sponsorship fees will become additional revenue for us and will be recognized as such over the period of the contract when a sponsorship agreement is signed and the fees have been invoiced. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHome™ program is still in its beginning phase and since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of receipt. We are recognizing the value associated with the advertising space when we enter into a contract arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of September 30, 2007, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $67,833. The Company recorded $23,779 and $112,532 in costs for the CityHome™ initiatives in excess of sponsorship fees during the three and nine months ended September 30, 2006 and ($22,497), $63,896 and $1,185,632 of costs in excess of sponsorship fees (fees in excess of costs) for CityHome™ initiatives for the three and nine months ended September 30, 2007 and for the period October 14, 2000 (inception) through September 30, 2007, respectively.

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $0 for the three and nine months ended September 30, 2007 and 2006, and was $450,000 for the period October 14, 2000 (inception) to September 30, 2007.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R) Share-Based Payment, using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005, with early adoption encouraged.

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

Once these options are granted by the Board under the provisions of the plan, the Company records a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted by the Board in the nine months ended September 30, 2007. The assumptions used with this model for 2006 were an expected life of three years, a zero dividend yield, volatility ranging from 72% to 209% (depending on date of grant), and risk free interest rates ranging from 4.64% to 5.09% (depending on date of grant). The assumptions used with this model for 2005 were an expected life of 3 years, a zero dividend yield, volatility ranging from 59% to 120% (depending on date of grant), and risk free interest rates ranging from 3.39% to 3.96% (depending on date of grant). The estimated fair value of an option is amortized over the option's vesting period. During the nine months ended September 30, 2007, no additional options were granted and 1,475,000 options expired unexercised.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the period-end exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders' equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of September 30, 2007, accumulated other comprehensive income included $8,419 of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. The Brazilian subsidiary recognized revenue of $0 for the three and nine months ended September 30, 2006, and $0, $0 and $7,682 for the three and nine months ended September 30, 2007, and the period October 14, 2000 (inception) through September 30, 2007, respectively. Brazil also had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $77,546 at September 30, 2007. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no Brazilian operations currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations. At September 30, 2007, the Brazilian operation had aggregate losses of $1,932,556. The minority stockholder's portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the year ended December 31, 2005 and December 31, 2006 and for the three and nine months ended September 30, 2007, these subsidiaries incurred no activity and therefore had no profit or loss.

The company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary recognized $6,799 of revenue for the three and nine months ended September 30, 2007, and for the period of April 2006 through September 30, 2007. At September 30, 2007 the Spanish subsidiary had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $91,279. Transactions in Spain are denominated in and the functional currency is the Euro. At September 30, 2007, the Spanish operation had aggregate losses of $1,414,104.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations and cash flows presented herein for the three and nine month periods ended September 30, 2007 and 2006 and from inception (October 14, 2000) through September 30, 2007 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2007. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-KSB dated December 31, 2006 previously filed with the SEC on March 27, 2007.

3. ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with ProEco and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company's common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

ProEco, which has had limited operations to date, has been in the process of developing a new fuel-grade ethanol plant (the “Ethanol Plant”) with planned capacity of at least 100 million gallons per year to be built in two 50 million gallon trains (each a “Train”). Under the terms of the Shareholder Exchange Agreement, ProEco Shareholders would receive 60% of the Transaction Shares at the time of the closing and would receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares would be held in escrow until the conditions for their release have been met. The parties intend the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

The Share Exchange Agreement requires ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco must have entered into a definitive engineering, procurement and construction (“EPC”) contract, with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project, and executed marketing agreements for the sale of the production of the Ethanol Plant. Under the terms of the Share Exchange Agreement, ProEco is responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

As a condition to the closing of the ProEco share exchange, the Company would be obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company would be required to raise $60 to $70 million in debt and between $30 and $40 million in equity in the first quarter of 2008 for each train.

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

Under the terms of the letter of intent for the share exchange agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the ethanol plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The annual interest rate on the loan is 7% and the maturity date of the loan is December 15, 2007.

Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol. For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates. We are continuing our review of both the timing and scope of this project in light of the present industry environment. Our estimated timetable to obtain the financing and start construction has now shifted to the first half of 2008.

Based on FIN 46R, the Company is the holder of the majority of the risks and rewards relating to ProEco Energy Company, Inc. (“ProEco”). As such, the Company is considered to be the “primary beneficiary” of ProEco, deemed to be a VIE, and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements. (In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.) Based on these guidelines, the Company has determined that ProEco is a VIE beginning with the third quarter of 2007. Prior to that period, activity with ProEco was not material.

The following table summarizes the significant assets and liabilities of ProEco as of September 30, 2007:

Cash	$35,554
Construction in progress	994,008
Accounts payable	341,904
Accrued expenses	74,978

ProEco operating expenses of $327,216, after elimination of inter-company transactions,  are also reflected in the Company’s consolidated statements of operations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

4. Common Stock and Warrant Activity During 2007

$10.0 Million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10.0 million of the Company's common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases commenced after June 8, 2007 when the Securities and Exchange Commission ("SEC") declared effective the registration statement related to the transaction. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

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

During the quarter ended September 30, 2007, the Company did not execute any transactions under this agreement. During the nine months ended September 30, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

$2.52 Million Private Placement

Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company’s common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710 before commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

As part of the sale, the Company issued warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

The Company was obligated to file a registration statement with the SEC including the common stock and the shares issuable upon exercise of the warrants within 90 days of the closing date. A Form S-3 registration statement, including these shares and shares issuable upon exercise of the warrants, was filed by the Company on October 18, 2007 and declared effective by the SEC on October 31, 2007. All the costs and expenses incurred in connection with the registration of the common stock and warrants are paid by the Company. The Company closed this transaction on July 20, 2007 and August 20, 2007.

Stock Repurchase

On July 17, 2007, the Company repurchased 100,000 shares of its common stock for treasury for an aggregate purchase price of $40,100. The purchase price was $0.401 per share, which was the daily volume weighted average for the five trading days prior to the day the Company’s board of directors approved the repurchase.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

5. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company's fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continued until June 30, 2007. As of September 30, 2007, NREL has not yet closed this contract. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of September 30, 2007, the Company had incurred the full cumulative costs of $2,039,651 towards completion of the contract therefore leaving no balance of costs left to spend in order to complete the contract. From the inception of the contract in December 2002 through September 30, 2007, the Company billed NREL $1,631,720 of which $23,924 is included in other receivables as of September 30, 2007.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company's fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory. As of September 30, 2007, the Company had incurred cumulative costs of $921,609 towards completion of the contract, leaving a balance of $202,225 in costs to complete the contract. From the inception of the contract through September 30, 2007, the Company billed NREL $737,287 of which $173,493 is included in other receivables as of September 30, 2007.

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, Congress approved appropriations aggregating $1,000,000 for the purpose of continued testing and verification of our fuel additive. The Company will submit a proposal to NREL, and expects to have these funds under contract, by the end of the fourth quarter of 2007. These projects would be eligible for 80% reimbursement.

Appropriation from the U.S. Department of Defense (1)

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense (“DoD”) to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the DoD as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through December 31, 2005, the Company has received cash in excess of costs incurred of $296,097 and has recorded Deferred Grants at December 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of December 31, 2005. No additional reimbursements are expected from this appropriation. During the fourth quarter of 2006 the Company was notified from the subcontractor that the contract was officially closed and O2Diesel has no further requirements. Based on this information, the Company applied the previously recorded liability of $296,097 for this contract as an offset to 2006 grant expenses for the year ended December 31, 2006.

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the DoD. Under this contract, the Company's O2Diesel™ fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel™ as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and is to continue through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, The Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the DoD by a third party contractor. The Company charges

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. The amount of the reduction will be added to a future contract through the Air Force. Billings under this contract are made monthly. As of December 31, 2006, costs totaling $1,011,215 had been incurred, billed, and received. As of September 30, 2007, there is a balance of $1,349 in the contract, but no further activity is expected. The contract will be officially closed out in the fourth quarter of 2007.

Appropriation from the U.S. Department of Defense (3)

The Company received a contract during 2005 of approximately $910,000 from the DoD. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the Department of Defense. This contract contains a payment schedule based on meeting performance milestones. Six milestones were achieved by September 30, 2007. The primary objective of this contract is to create potential fuels using the Company additive that contain no more than 80% petroleum. If this project is successful, an application will be made to DOE for “alternative fuel” status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada. As of September 30, 2007, the Company has recorded expenses of $768,505 against this contract, leaving a balance of $141,495. The Company invoiced and collected $630,000 for the six milestones on this project through September 30, 2007. The Company also recorded $138,505 as an unbilled receivable under this appropriation as of September 30, 2007.

Appropriation from the U.S. Department of Defense (4)

Congress approved appropriations aggregating $1,100,000 in 2006 (DoD-4) and $1,000,000 in 2007 (DoD-5) for continued testing and verification of O2Diesel™. Instead of executing two separate contracts, DoD amended the funds and activities from DoD-5 into the existing DoD-4 contract. As of September 30, 2007, the Company has executed one contract for $1,106,895 to carry out theses activities. As of September 30, 2007, the Company has recorded expenses of $101,197 to this contract, leaving a balance of $1,005,698. The Company invoiced and collected $418,633 for four milestones on this project through September 30, 2007. In addition, the Company recorded $317,436 as a deferred grant on the balance sheet at September 30, 2007. Contract payments are based on milestones and do not require matching funds from O2Diesel. It is expected that approximately $168,000 will be added to this contract during the fourth quarter of 2007.

6. Other Receivables

Significant components of the Company’s Other Receivables at September 30, 2007 are as follows:

NREL Appropriation	$197,417
Reimbursement of expenses and services performed	28,787
Travel advances to employees	24,923
$251,127

7. Accrued Expenses

Significant components of the Company’s Accrued Expenses at September 30, 2007 are as follows:

Legal and professional fees	$131,095
Salaries and benefits	38,978
Investor relations fees	10,000
Severance payments	282,604
Minority interest	35,000
Other	123,775
$621,452

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

8. Deferred Financing and Business Acquisition Costs

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

9. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company's significant operating losses. The income tax benefit reflected in the accompanying consolidated statement of operations is the current benefit recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax asset as of September 30, 2007:

Net operating loss carryforwards	$11,303,000
Deferred revenue	524,500
Accrued expenses	206,800
Total deferred tax assets	12,034,300
Valuation allowance	(12,034,300)
Net deferred tax assets	$--

Management has determined that a valuation allowance equal to 100% of the existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets. At September 30, 2007, the Company had Federal and state net operating loss carryforwards of approximately $27.5 million for income tax purposes. If not used, these carryforwards expire through 2021 for Federal and state tax purposes. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As of September 30, 2007, the Company had an Irish net operating loss carryforward of approximately $637,000 which can be carried forward indefinitely, cumulative Spanish losses of approximately $1,450,000 and a Brazilian net operating loss of approximately $1,675,000 that may be carried forward indefinitely, but which is subject to annual usage limitations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions, as defined and prescribes the measurement process and a minimum recognition threshold, for a tax position taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, its federal and state tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as “major” tax jurisdictions as defined. Based on the Company's evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2003 to December 31, 2006) and for the tax years which remain open for examination in Ireland (December 31, 2006), Spain (December 31, 2006) and Brazil (December 31, 2006). Based on this evaluation, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the period ended September 30, 2007 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Upon adoption on January 1, 2007 and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company's policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses, and interest paid or received is recorded in interest expense or interest income, related to the settlement of tax audits for certain prior periods. For the period ended September 30, 2007, there were no penalties or interest recorded relating to the settlement of tax audits.

Federal tax rules under Section 382 of the Code impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a there-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since the Company's formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position under FIN 48.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

10. Stockholders' Equity

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

Common Stock and Warrant Activity

In connection with the merger between O2Diesel and AAE in July 2003, the Company completed a private placement of 3,333,333 shares of common stock at $1.50 per share. The private placement was partially effectuated through the issuance of a $4 million convertible note that was convertible into the Company's common stock at $1.50 per share. In October 2003, the Company repaid $1,677,500 of the note and the $2,322,500 balance was converted into 1,548,333 shares of common stock. The remaining 1,785,000 shares of common stock issuable under the private placement were issued to other parties in exchange for cash proceeds of $2,677,500. The expenses associated with the merger and subsequent issuances of shares were $795,650 and have been reflected as a reduction of additional paid-in capital.

Subsequent to its first private placement in 2003, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the “Follow-On Private Placement”). In the Follow-On Private Placement, we raised $1,535,570, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share. The Follow-On Private Placement was closed on March 31, 2004. There was no underwriter involved in the Follow-On Private Placement. Sales of common stock under the Follow-On Private Placement that were completed in non-U.S. transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act. The sales of common stock under the Follow-On Private Placement to accredited U.S. investors were exempt pursuant to Regulation D promulgated under the Securities Act.

On July 17, 2007, the Company repurchased 100,000 shares of its common stock for treasury for an aggregate purchase price of $40,100. The purchase price was $0.401 per share, which was the daily volume weighted average for the five trading days prior to the day the Company’s board of directors approved the repurchase.

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

As part of the transaction, the Company issued warrants to purchase 2,853,262 shares of common stock at an exercise price of $0.85 per share during the period six to forty-two months subsequent to the date of issuance or at an exercise price of $1.13 per share during the period forty-three to sixty-six months after the date of issuance. The warrants expire sixty-six months after the date of issuance.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

$10.0 Million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10.0 million of the Company's common stock to Fusion Capital from time to time over a twenty-five month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

Concurrent with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases commenced after June 8, 2007 when the Securities and Exchange Commission ("SEC") declared effective the registration statement related to the transaction. Generally, the Company has the right but not the obligation from time to time to sell an aggregate of up to 12 million shares of the Company's common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company's shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

During the quarter ended September 30, 2007, the Company did not execute any transactions under this agreement. During the nine months ended September 30, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

$2.52 Million Private Placement

Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company’s common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710 before commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

As part of the sale, the Company will issue warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

The Company was obligated to file a registration statement with the SEC including the common stock and the shares issuable upon exercise of the warrants within 90 days of the closing date. A Form S-3 registration statement, including these shares and shares issuable upon exercise of the warrants, was filed by the Company on October 18, 2007 and declared effective by the SEC on October 31, 2007. All the costs and expenses incurred in connection with the registration of the common stock and warrants are paid by the Company. The Company closed this transaction on July 20, 2007 and August 20, 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

 O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)
Options

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 9,750,000 shares of common stock to be reserved for future issuance under the Incentive Plan.

The following table shows the outstanding options granted under the 2004 Stock Incentive Plan:

			Weighted Ave
			Remaining
	Shares	Weighted Ave Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50	-
Granted in 2005	5,450,000	$1.50	7.9
Exercised in 2005	-	$-	-
Forfeited or Expired	-	$-	-
Outstanding at December 31, 2005	5,950,000	$1.50	7.9
Granted During the Year Ended December 31, 2006	1,350,000	$1.28	8.8
	200,000	$1.50	8.8
	100,000	$0.71	9.2
Exercised During the Year Ended December 31, 2006	-	$-	-
Forfeited or Expired	(100,000)	$1.28	-
Outstanding at December 31, 2006	7,500,000	$1.45	8.2

Granted During the Nine Months Ended September 30, 2007	-	-	-
Exercised During the Nine Months Ended September 30, 2007	-	-	-
Forfeited or Expired	(1,475,000)	$1.50	-
Outstanding at September 30, 2007	6,025,000	$1.44	8.1

Exercisable at September 30, 2007	5,265,000	$1.46	8.1

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

On August 1, 2007, the Company entered into a Separation Agreement with Mr. Roger. Mr. Roger will receive severance payments and health benefits from the Company in accordance with his Employment Agreement. Mr. Roger's Separation Agreement includes continuing obligations relating to confidentiality, non-competition and non-solicitation. The Separation Agreement also provides for a release by Mr. Roger of any and all claims he may have against the Company. In addition, all of Mr. Roger's options vested as of the date of the Separation Agreement and in accordance with the Incentive Plan, Mr. Roger had thirty days to exercise these options, which expired unexercised. Finally, 166,667 of the remaining shares of Mr. Roger's restricted stock vested on the date of the Separation Agreement and 166,666 of the remaining shares will vest on July 31, 2008. Mr. Roger agreed not to sell or transfer these shares until after that date.

On May 14, 2007, the Company entered into an investor relations consulting agreement for a term of two months. In exchange for services, the Company paid the consultant a fee of $10,000. In addition, the Company awarded the consultant 50,000 shares of restricted stock. In connection with the stock award, the Company recognized $0 and $27,000 of consulting expense during the three and nine months ended September 30, 2007, respectively.

On May 16, 2007, the Company entered into a second investor relations consulting agreement for a term of six months. In exchange for services, the Company awarded the consultant 440,000 shares of restricted stock. In connection with the stock award, the Company recognized $96,400 and $213,000 of the consulting expense during the three and nine months ended September 30, 2007, respectively. Pursuant to the terms of the consulting agreement, 220,000 shares, 120,000 shares and 100,000 shares of the restricted stock were earned by the consultant on May 16, 2007, July 16, 2007 and September 17, 2007, respectively. As of September 30, 2007, the restrictions on 440,000 shares issued under this contract have lapsed and such shares were earned.

On November 4, 2004, the Company entered into a separate investor relations consulting agreement for a term of four years. In exchange for services, the Company awarded the consultant 50,000 shares of restricted stock as settlement of this agreement, effective November 9, 2007. In connection with this stock award, the Company has recognized $23,500 of consulting expense in the third quarter of 2007 and recorded this as an accrued expense.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of September 30, 2007:

Common Shares Outstanding		83,186,786
Reserved For Future Issuance
Options Granted to officers and directors	6,025,000
Unearned common stock issued for compensation	166,666
Unearned common stock issues for commitment shares	561,888
Treasury shares	100,000
Warrants	9,486,502	16,340,056

Total shares issued and outstanding and reserved for future issuance		99,526,842

O2Diesel Corporation
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

11. Related Party Transactions

A company controlled by the former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month. The Company paid $5,221 and $15,505 for the three and nine months ended September 30, 2006, respectively, and paid $2,873, $27,744 (of which approximately $16,700 relates to the first nine months of 2007) and $207,594 for the three and nine months ended September 30, 2007 and for the period October 14, 2000 (inception) through September 30, 2007, respectively, to the company controlled by the former Chairman.

Included in Other Receivables at September 30, 2007 is $24,923 which is related to travel advances made to employees. Included in Accounts Payable at September 30, 2007 is $139,839 which represents travel expenses reimbursable to employees and directors.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $37,352 and $137,060 for the three and nine months ended September 30, 2006, respectively, and $37,059, $107,735 and $581,119 for the three and nine months ended September 30, 2007 and for the period October 14, 2000 (inception) through September 30, 2007, respectively.

12. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of September 30, 2007, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases

2007	$25,506
2008	89,779
Thereafter	-
Total	$115,285

Rent expense under the leases with unrelated parties was $26,798 and $79,896 for the three and nine months ended September 30, 2006 and was $54,291, $140,361 and $436,836 for the three and nine months ended September 30, 2007 and for the period October 14, 2000 (inception) through September 30, 2007, respectively.

13. Subsequent Events

On October 17, 2007, the Company entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics Holdings”) to provide funding and commercial support to develop the Asian market for O2Diesel™, the Company's ethanol diesel fuel blend.

The parties entered into a Common Stock and Warrant Purchase Agreement (the “Energenics Agreement”) pursuant to which Energenics Holdings agreed to purchase 2,551,020 shares of the Company's common stock in a private placement, for total proceeds of approximately $1.25 million. As part of the transaction, the Company agreed to issue a warrant to purchase 1,275,510 shares of common stock at an exercise price of $0.50 per share, which warrant will be issued upon the closing of the transactions contemplated by the Energenics Agreement and shall be exercisable from the date that is six months following the date of issuance until October 17, 2012 (“Investment Warrant”).

The parties also entered into a Shareholders Agreement, in which Energenics Holdings and the Company will jointly develop the market for O2Diesel™ in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia will be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. For the past year, pursuant to the Supply and Distribution Agreement, dated September 15, 2006, O2Diesel has supplied its additive to Energenics for the manufacture and distribution of O2Diesel™ in the Asian Pacific and South Asia.

The parties also will enter into a License agreement whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) will license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel™ in the territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company will enter into a similar License agreement with O2Diesel Asia, pursuant to which the Company will pay to O2Diesel Asia a royalty based on sales of the Company's product in the Territory.

As part of the transaction, upon the purchase of a certain quantity of O2D05 or the equivalent, the Company will also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share, which warrant shall be exercisable during the period from the date of issuance until October 17, 2012 (“JV Warrant”).

Also, as part of the transaction, upon the achievement by Energenics Holdings of certain levels of additional purchases of O2D05 or the equivalent, the Company will issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.50 or 106% of the closing price per share (rounded to the nearest cent) of the Company's common stock on the American Stock Exchange on the date such warrants are earned (“Market Development Warrants,” and, collectively with the Investment Warrant and the JV Warrant, the “Warrants”). The Market Development Warrants are exercisable from the date of issuance to October 17, 2012.

The parties expect to close the transaction in the fourth quarter of 2007.

The common stock and the Warrants will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Business Plan

Overview

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through September 30, 2007.

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

 Since July 2003, the Company has raised approximately $36 million for its operations.

Transactions During the First Nine Months of 2007

ProEco Transaction

On January 12, 2007, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with ProEco and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company's common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

ProEco, which has had limited operations to date, has been developing a new fuel-grade ethanol plant (the “Ethanol Plant”) with planned capacity of 100 million gallons per year to be built in two 50 million gallon trains (each a “Train”). Under the terms of the Shareholder Exchange Agreement, ProEco Shareholders would receive 60% of the Transaction Shares at the time of the closing and would receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares would be held in escrow until the conditions for their release have been met. The parties intend the transaction to qualify as a tax-free reorganization under Section 368(a) of the Code.

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

As a condition to the closing of the ProEco share exchange, the Company would be obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company would be required to raise $60 to $70 million in debt and between $30 and $40 million in equity in the first quarter of 2008 for each train.

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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

Under the terms of the letter of intent for the Share Exchange Agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the Ethanol Plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The annual interest rate on the loan is 7% and the maturity date of the loan is December 15, 2007.

Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol. For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates. We are continuing our review of both the timing and scope of this project in light of the present industry environment. Our estimated timetable to obtain the financing and start construction has now shifted to the first half of 2008.

Based on FIN 46R, the Company is the holder of the majority of the risks and rewards relating to ProEco. As such, the Company is considered to be the “primary beneficiary” of ProEco, and ProEco is deemed to be a VIE. Accordingly, the Company has included ProEco’s assets, liabilities and operating results in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Based on these guidelines, the Company has determined that ProEco is a VIE beginning with the third quarter of 2007. Prior to that period, activity with ProEco was not material.

The following table summarizes the significant assets and liabilities of ProEco as of September 30, 2007:

Cash	$35,554
Construction in progress	994,008
Accounts payable	341,904
Accrued expenses	74,978

ProEco operating expenses of $327,216, after the elimination of inter-company transactions, are also reflected in the Company’s consolidated statements of operations.

$10.0 Million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10.0 million of the Company's common stock to Fusion Capital from time to time over a twenty-five month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

Concurrent with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases commenced after June 8, 2007 when the Securities and Exchange Commission ("SEC") declared effective the registration statement related to the transaction. Generally, the Company has the right but not the obligation from time to time to sell shares of the Company's common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company's shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital does not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

During the quarter ended September 30, 2007, the Company did not execute any transactions under this agreement. During the nine months ended September 30, 2007, the Company executed five separate transactions under this agreement selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

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

$2.52 Million Private Placement

Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company’s common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710 before commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

As part of the sale, the Company issued warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

The Company was obligated to file a registration statement with the SEC including the common stock and the shares issuable upon exercise of the warrants within 90 days of the closing date. A Form S-3 registration statement, including these shares and shares issuable upon exercise of the warrants, was filed by the Company on October 18, 2007 and declared effective by the SEC on October 31, 2007. All the costs and expenses incurred in connection with the registration of the common stock and warrants are paid by the Company. The Company closed this transaction on July 20, 2007 and August 20, 2007.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

Listing of Common Stock on AMEX

On June 15, 2004, the AMEX approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 72,830,013 more shares of our common stock so that the total number of shares approved for listing is 119,348,911. Our shares began to trade on the Exchange on July 1, 2004.

The Company's audited consolidated financial statements for the year ended December 31, 2006, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2006 audited consolidated financial statements to highlight that the Company's accumulated losses and lack of available working capital raised substantial doubt about the Company's ability to continue as a going concern.

The Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2007, have been prepared on a going concern basis, which also contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2007, the Company had working capital of $1,959,349, including $2,898,550 of restricted cash, and had accumulated losses of $40,500,079.

The Company was notified by the AMEX in December 2004 that it was not in compliance with AMEX Company Guide Section 1003(a)(iii) which requires listed companies to have at least $6.0 million of stockholders' equity when it has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. AMEX indicated that, in order to return to full compliance, O2Diesel needed to have stockholders' equity of $6.0 million by June 2006 and to maintain this level going forward.

In accordance with the procedures of the Exchange, we filed a plan with it to demonstrate the steps we would take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our plan, and that we would be given until June 2006 in which to regain compliance with the Exchange's listing rules. To achieve that level of stockholders' equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. During 2006, as part of its efforts to meet these requirements, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of approximately $1.5 million (after expenses) and three private placements totaling $7.5 million.

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

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it plans to take to return to full compliance. The Company has entered into a common stock purchase agreement with Fusion Capital Fund II, LLC to raise up to $10 million in new equity over a twenty-five month period starting on February 16, 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million in July and August 2007. As noted below, the Company intends to raise additional new equity in conjunction with the acquisition of the ProEco Energy Company. We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company’s plan to regain listing qualifications compliance. With the acceptance of the plan, the Company will be able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008. The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1003(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide which requires listed companies to have at least $4.0 million of stockholders' equity when it has sustained losses from continuing operations and/or net losses in its four most recent fiscal years.

During the interim period until December 29, 2008, the Company must continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance. The Company will be subject to periodic review by AMEX staff during the interim period. If the Company is not in compliance with the continued listing standards on December 29, 2008, or the Company does not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, its shares would continue to be traded as a bulletin board stock.

The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

Operations

During the third quarter of 2007, we continued our efforts to generate sales to our targeted fleet customers in North America and Brazil, as well as our efforts to develop targeted demonstrations in Europe. At the same time, the Company continued its relationship with its Asian partner, Energenics Pte Ltd (“Energenics”) and expanded its sales in India.

In Canada, we intend to focus our efforts on the country’s large population centers in the Eastern and Western provinces, but until we have commercialized our technology in the U.S., no significant resources will be devoted to Canada.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

United States:

Our focus for the U.S. has been to target key geographical areas and specific diesel markets based upon:

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

In the U.S., O2Diesel's third quarter sales and marketing efforts for fleet sales were focused in the state of California and in the Midwest. The Company maintained commercial activities at the Port of Long Beach and continued to pursue additional opportunities in this market segment. These efforts resulted in the addition of a third fleet operator at the Port. This customer is one of the largest at the Port and its fuel requirements are expected to double the sales of O2Diesel™ at the Port. The Company had previously received a letter from the Port recommending the use of O2Diesel™ in any of the existing centrally fueled fleets throughout the Port as part of its Green Port Policy and its Clean Air Action Plan. The Company also continued with the expansion of its successful test demonstration at a U.S. Air Force base in Nevada, both in the number of vehicles to be used and the length of time the demonstration will now be run.

The Company previously concluded a successful test demonstration in Clark County, Nevada which was devoted to documenting the reduced emission benefits of O2Diesel™ over a range of temperatures and engine types as well as demonstrations at a large coal mining operation in Wyoming and a municipal waste fleet in California.

We also continued to devote resources to our CityHome™ marketing program as a means of documenting operating performance data. CityHome™ is a marketing and sales initiative directed at municipal transit agencies in the United States as an opportunity to improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

In the third quarter of 2007, we had a CityHome™ installation with one municipal bus fleet as well as several small school bus fleets in Chicago and South Dakota. To date, we have used this initiative as an important component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for several CityHome™ programs, the fleet demonstrations executed under this program have required significant financial support from the Company. As a result, we have limited new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. The Company’s future involvement with the CityHome™ program has thus been reduced only to programs that can be consider to be cost neutral. During the third quarter of 2007, we concluded our demonstrations in Johnson County, Kansas and continued to run one CityHome™ fleet in Lincoln, Nebraska.

We have also expanded our efforts to establish and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers in the third quarter of 2007. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. As of September 30, 2007, the Company had supply agreements in place with two ethanol industry groups to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

In addition, the Company continued to support its efforts to acquire an 80% ownership share in ProEco, which has been planning to build a 100 million gallon ethanol plant in South Dakota. Once this acquisition has closed and the plant is operational, it is expected that this facility will provide a reliable source of high quality, competitively priced ethanol for the Company to use in developing the U.S. market. During the third quarter of 2007, the Company expanded its support of ProEco to obtain options for land purchases, the submission of permits for construction, the negotiation of an EPC contract, the negotiation of supply and transportation agreements and the development of marketing agreements for sale of the ethanol to be produced at this facility.

During the third quarter, the U.S. ethanol industry experienced several economic and logistical challenges to the general expansion of production capacity. The prices of various ethanol feedstocks, most notably corn, have increased while, at the same time, ethanol prices have seen a general decline as new production capacity comes on line. In addition, the demands on experienced EPC contractors have increased, particularly with the need for qualified skilled labor to build new plants. As a consequence, many new projects have experienced increased construction costs and project delays at a time when the profitability of the industry is being tested. We are continuing our review of both the timing and scope of this project in light of the present industry environment. Our estimated timetable to obtain the financing and start construction has now shifted to the first half of 2008.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval forO2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended September 30, 2007, the Company continued its efforts to register O2Diesel™ fuel and fuel blends with the EPA and has decided to alter its regulatory approval strategy in California. The Company is now developing a revised series of tests to qualify O2Diesel™ as a California Diesel Emissions Control Strategy only in conjunction with various exhaust after treatment devices, such as Diesel Oxidation Catalysts (DOC's) and Diesel Particulate Filters(DPF's), rather than as a standalone fuel.

In addition, we continued to develop a revised ballot for incorporation of ethanol-diesel fuel as an American Society for Testing and Materials (ASTM) specification. This revision is based on the results of the initial voting on the original ballot submitted in December 2006. A member of the Company serves as the chairman of the subcommittee tasked with revising this ballot and it is expected to be resubmitted during the second half of 2007 so that it can be discussed and voted on during the December 2007ASTM international meeting.

Finally, during the third quarter of 2007 we continued to develop contract proposals for submission to the DOE and the DoD to utilize the $2.0 million of available appropriations approved in prior years. These appropriations were awarded for the purpose of continued testing and verification of O2Diesel™, including the requirements of both DECS and the U.S. military.

In September 2007, the Company announced that the Senate subcommittee had approved additional DoD funding to continue demonstration tests of O2Diesel’s O28 fuel blend at Nellis Air Force Base. The appropriations bill covering this funding has now been sent on to be reconciled with the House Defense Appropriations bill.

Brazil:

In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these matters, we have made a decision to reduce our overhead and our marketing plans until we have a solid base of customers in Brazil. During the third quarter of 2007, we continued our support of one test fleet and continued negotiations with a municipal bus fleet in Curitiba.

In April, 2007, we announced the appointment of Fair Energy, S.A. as our distributor for several new markets in Central and South America. Demonstration programs in Columbia, Paraguay and Bolivia are targeted by the Company over the next several quarters. The first of these demonstrations will be initiated in the fourth quarter of 2007 in Asunción, Paraguay’s capital.

Europe:

During the third quarter of 2007, we pursued discussions and initiatives in Europe to test our fuel and to determine the market size and regulatory hurdles to be overcome to gain wider acceptance of our fuel in Europe. As of September 30, 2007, the Company had identified two municipal transit fleets, a waste fleet and a port facility that were interested in evaluating O2Diesel™ fuel. The Company recently announced that it had received regulatory approval in France to begin testing O2Diesel™ in a large transit system in Angouleme in the Bordeaux region of France. This demonstration has now started and we expect these activities to develop into additional demonstration programs over the next several months.

In addition, the Company announced that it will commence its first demonstration in Spain with Tussam (Transportes Urbanos De Sevilla Sociedad Anonima Municipal), who operates the collective urban transport system in Seville.

Asia:

In Asia, the company that serves as our exclusive distribution agent announced that it had concluded a successful trial demonstration of the fuel and we commenced supplying the first 2,500 buses of a large municipal fleet in Karnataka, India. Expanded fueling of this fleet continued during the third quarter of 2007 and it is anticipated that all 17,000 buses in this fleet will be running on our fuel by the end of the second quarter of 2008. In addition, the Company recently announced that O2Diesel and Energenics have formed a joint venture to secure Energenics’ rights to our fuel technology in the Asian region and to expand the development of this market.

Technical and Logistical Issues

Significant technical and logistical issues continued to affect our ability to generate sales in the third quarter of 2007. While we have made substantial progress in addressing these challenges over the course of the year, they have continued to impede our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™, (2) obtaining consistent high quality fuel grade ethanol at competitive prices and (3) acquiring regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2Diesel™ as a premium clean-burning fuel.

Logistics

Under the first element of our strategy, we have signed distribution agreements with fourteen jobbers, who in turn have centrally fueled fleets as their customers. We sell additive to these jobbers and assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchases of ethanol. The jobbers blend our additive and ethanol with diesel fuel and then sell O2Diesel™ to their customers. O2Diesel's sales force and technical staff work jointly with each jobber and the jobber's customers to assist in the transition from the use of regular diesel fuel toO2Diesel™. A key part of working with each jobber and its customers is to provide safety and training materials covering the use of the fuel. In addition, O2Diesel's technical staff works closely with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff will only have an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel™.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

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

The Company has taken several steps prior to 2007 to overcome these problems and to support the introduction of O2Diesel™ fuel to new customer opportunities. First, we assembled our knowledge and documentation regarding the design requirements of flame arrestors in the market areas we served and developed a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. Second, we developed a checklist of procedures to be used by our technicians (in conjunction with our customer) that enabled our technicians to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. Third, we have identified several equipment vendors who we plan to work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. Fourth, we have developed a training program that will enable our technicians to teach our customers' fleet maintenance staff about handling and storing O2Diesel™ fuel, fleet modification and maintenance issues that can be expected. Finally, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers.

Our present planning methodology is based on a mutually agreed upon implementation time frame that requires the project to be a joint effort utilizing the customer's employees and identifies the timing and costs that the customer can expect. During 2005 and 2006, we continued the research and development efforts begun in 2004 to design and to identify flame arrestors, adaptors and other equipment for vehicles that use O2Diesel™. Where required, these devices have undergone and passed tests to insure that they are capable of complying with all required specifications. In addition, we have learned that certain engines require the fitting of a primer pump to insure that the vehicle starts and runs properly in hot weather. These devices are simple and readily available and the costs are known, but the necessity of adding these devices to certain vehicles has, in some cases, increased our costs as well as the time required to transition a fleet from using regular diesel fuel to the use of O2Diesel™.Lastly, in some buses, we have had to install safety fueling devices in the fuel inlet that serve the function of flame arrestors, but are generally more expensive. These particular devices are readily available in the market. To support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program are currently being evaluated.

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

Ethanol Supply

Our experience has demonstrated that it is important to carefully select ethanol suppliers because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel™ be of a consistently high quality and that it meet certain other specifications. Selection of ethanol suppliers and creating a relationship with those that can provide the quality of product we require is a significant need, and is a task that we will devote more time to during the remainder of 2007. We are currently working closely with the industry to identify ethanol suppliers who meet our criteria. As of September 30, 2007, we had continued to maintain contracts with two ethanol industry groups to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

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
September 30, 2007

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

As outlined in “Research and Development”, the Company must obtain regulatory approvals at a number of levels in order to be able to sell commercial quantities of O2Diesel™ in the United States. These approvals involve the Environmental Protection Agency (EPA) at the federal level, the California Air Resources Board (CARB) at the state level and the American Society for Testing Materials (ASTM) at both a military and industry level. The process of acquiring these approvals requires significant testing for emissions, impact to the environment, safety, performance and engine warranty considerations among a broad range of engine types and ages. In some cases, existing regulations or the interpretation of the requirements to meet these regulations can change over the testing periods, either because of new legislation, additional technical data in the industry or the agencies' understanding of the technology they are evaluating. Such changes can add significant time to completing the required testing, either through changes in protocols or additional tests to be performed. While the Company has achieved important verification of its technology among these various agencies, the time and expense required to obtain final approval remains quite lengthy. Our experience in Europe has been similar, indicating that final regulatory approval here will also take additional time. In Asia and South America, similar approvals need to be obtained, but we are able to rely on our strategic partners in these areas to assist us in obtaining the appropriate regulatory permission to sell our fuel.

The technical challenges in the past year have presented significant hurdles to commercializing our technology. In most cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which is helpful as we continue our efforts to commercialize our technology. We have been encouraged by the fact that among our customers, we have a municipal bus fleet and a port facility that have been successfully utilizing the fuel for more than one year. Even though we have gained a significant amount of technical knowledge, we will continue to refine our efforts in this area in order to improve our ability to bring on greater numbers of customers and to better predict the cost and timing of the work required to have fleets conform to the requirements of using our product.

Third Quarter Summary

Operating results for the nine month period ended September 30, 2007 showed mixed results compared to those during the nine month period ended September 30, 2006. Sales in the first nine months of 2007 more than doubled to $304,126, from $141,201 in the comparable 2006 period, primarily due to several major shipments of additive to our Asian distributor. Cost of goods sold increased by $132,342 reflecting a combination of the increased sales activity and higher raw material costs causing the gross margin percentage to be approximately 7.4% lower compared to the nine months ended September 30, 2006. ProEco operating expenses increased by $327,216 as, pursuant to the requirements of FIN 46R discussed previously, ProEco was consolidated with O2Diesel beginning in the third quarter of 2007. Selling and marketing expenses for the nine months ended September 30, 2007 were $239,488 higher than the comparable 2006 period, primarily reflecting higher sales and marketing costs at the Spanish subsidiary which was in start-up mode in the latter half of last year. Product testing and government grant expenses (net) in the nine months ended September 30, 2007 were $646,148 higher than in the period ended September 30, 2006 due to the combination of a $209,113 increase in research and development costs associated with the Spanish subsidiary offset by the $437,035 decrease in net government contract billing activity. General and administrative expenses for the nine months ended September 30, 2007 were $307,758 lower than for the comparable 2006 period primarily due to a $1.4 million decrease in FAS 123(R) stock compensation expense attributable to a cumulative adjustment of $1.6 million in 2006. These savings were largely offset by higher 2007 expenses related to share issuance costs for investor relations firms ($391,603), severance pay ($282,604), an officer’s restricted stock award ($273,299) and the use of additional accounting consultants related to the ProEco transaction ($267,901).

Cash Requirements, Liquidity and Risk Factors

Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at September 30, 2007, we will need to raise additional funds in 2007. Even with the capital raised in 2006 and 2007, we believe it will be necessary to raise additional funds in 2007 to allow us to execute our business plan and to be in compliance with the AMEX's listing standards.

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan. This overdraft facility was repaid and canceled during 2003 and the vehicle loan was paid off in November 2005. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs. In the third quarter of 2007, the Company continued to have favorable trade terms with its supplier, Cognis Deutschland GmbH (“Cognis”) for the supply of additive.

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

On July 27, 2007, the Company filed a plan with the Exchange to describe the steps to be taken to return to full compliance. The Company has entered into a common stock purchase agreement to raise up to $10.0 million in new equity over a twenty-five month period starting on February 16, 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million. The Company intends to raise additional new equity in conjunction with the acquisition of ProEco. We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues. As such, we are not able to project with certainty the additional funds that may need to be raised. In 2005, we raised new equity of approximately $11.1 million, before payment of expenses. As stated previously, even with the fund raising completed in 2005, and the $8.7 million raised during 2006 and the $2.8 million raised in the first nine months of the current year, we will need to raise additional equity in 2007. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts. In connection with our efforts to attract new investment, there can be no assurance that we will be successful in doing so. Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $123,128 and $304,126 in sales and had sponsorship income of $1,875 and $21,375 associated with the CityHome™ programs for the three and nine months ended September 30, 2007, respectively. As of the date of this report, excluding orders from Energenics, we have only minimal orders on hand for either O2D05 or O2Diesel™. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

Research & Development

The Company has 81 patents granted or applications pending for nine different proprietary fuel and additive product inventions registered with the international WIPO (PCT) Registration System. Six inventions currently have 38 patents granted, and 22 applications pending, in 22 different countries in Europe, North America, South America and Asia. An additional three other inventions have 21 patent applications pending which are undergoing examination at the national level in 16 different countries. If patent applications for these latter three inventions are granted, we expect to immediately file related patent applications in several European, South American and Asian countries. During this period, O2Diesel's intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

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

The Company has incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. As of September 30, 2007, we incurred external expenses of $650,202 during 2007 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs will be reimbursed by appropriations from the U.S. Departments of Energy and Defense.

At the end of the third quarter of 2007, we had government test programs in progress with total remaining costs to complete of approximately $1.3 million. Under these programs, a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel™ and to show that the fuel performs well in specific applications.

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

We have generated several successes in our fleet demonstration projects. These fleets are key to developing the no harm field experience necessary to demonstrate the commercial value of the fuel. Based upon its positive experience at Nellis Air Force base, the U.S. Air Force has expanded product demonstrations in Nevada to test O2Diesel™ with 20% biodiesel in twice the number of non-tactical military vehicles that were used in the original test fleet. O2Diesel™ is also conducting demonstrations with a number of school bus and transit agencies. In order to demonstrate the fuel’s capability in a broad array of conditions, O2Diesel™ and O2Diesel™ blended with up to 20% biodiesel are in fleets containing assorted engine types and uses and facing various weather conditions. We are continuing to refine our additive formulations in order to reduce their costs and increase their performance. In this regard, we have registered a second additive package with the Environmental Protection Agency that accomplishes both goals. Additionally we have formulated and field tested cold weather and detergent containing fuel formulations which are working as intended. We expect this work to continue in 2007 and 2008.

Employees

As of September 30, 2007, O2Diesel had fifteen full-time employees of which fourteen are in the U.S. and one is in Europe. We had one part-time employee. Currently, we rely on consultants to assist in commercializing our technology and to help us in key technical areas. At present, we employ seven consultants in the U.S.: three in marketing and business development; one laboratory technician, one chemist and two in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in 2007 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2007. We anticipate continuing to employ a total of eleven consultants serving in most of the same capacities in 2007.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Changes to Common Stock During the First Nine Months of 2007

Pursuant to the $10.0 Million Private Placement transaction, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) which allows the Company, at it’s discretion, to sell up to $10.0 million of the Company’s common stock from time to time over a twenty-five month period. The Company has reserved for issuance up to 12,000,000 shares of the Company’s common stock for sale under this Purchase Agreement. Subject to earlier termination at the Company’s discretion, Fusion Capital's purchases commenced after June 8, 2007 when the SEC declared effective the registration statement related to the transaction. The Company issued 805,987 shares of the Company’s common stock as a commitment fee for entering into the Purchase Agreement. Fusion Capital is an “underwriter” within the meaning of the Securities Act.

During the quarter ended September 30, 2007, the Company did not execute any transactions under this agreement. During the nine months ended September 30, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000

Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company’s common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710 before commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

As part of the sale, the Company issued warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

The Company was obligated to file a registration statement with the SEC including the common stock and the shares issuable upon exercise of the warrants within 90 days of the closing date. A Form S-3 registration statement, including these shares and shares issuable upon exercise of the warrants, was filed by the Company on October 18, 2007 and declared effective by the SEC on October 31, 2007. All the costs and expenses incurred in connection with the registration of the common stock and warrants are paid by the Company. The Company closed this transaction on July 20, 2007 and August 20, 2007.

On July 17, 2007, the Company repurchased 100,000 shares of its common stock for treasury for an aggregate purchase price of $40,100. The purchase price was $0.401 per share, which was the daily volume weighted average for the five trading days prior to the day the Company’s board of directors approved the repurchase.

SUBSEQUENT CHANGES IN SECURITIES

On October 17, 2007, the Company entered into a private financing agreement and a joint venture transaction with Energenics Holdings to provide funding and commercial support to develop the Asian market for O2Diesel™, the Company's ethanol diesel fuel blend.

The parties entered into a Common Stock and Warrant Purchase Agreement (the “Energenics Agreement”) pursuant to which Energenics Holdings agreed to purchase 2,551,020 shares of the Company's common stock in a private placement, for total proceeds of approximately $1.25 million. As part of the transaction, the Company agreed to issue a warrant to purchase 1,275,510 shares of common stock at an exercise price of $0.50 per share, which warrant will be issued upon the closing of the transactions contemplated by the Agreement and shall be exercisable from the date that is six months following the date of issuance until October 17, 2012 (“Investment Warrant”).

The parties also entered into a Shareholders Agreement, in which Energenics Holdings and the Company will jointly develop the market for O2Diesel™ in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics Holdings agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia will be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. For the past year, pursuant to the Supply and Distribution Agreement, dated September 15, 2006, O2Diesel has supplied its additive to Energenics for the manufacture and distribution of O2Diesel™ in the Asian Pacific and South Asia.

The parties also entered into a License agreement whereby O2DieselEurope Limited (formerly AAE Technologies International Plc) will license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel™ in the territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company entered into a similar License agreement with O2Diesel Asia pursuant to which the Company will pay to O2Diesel Asia a royalty based on sales of the Company's product in the territory.

As part of the transaction, upon the purchase of a certain quantity of O2D05 or the equivalent, the Company will also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share, which warrant shall be exercisable during the period from the date of issuance until October 17, 2012 (“JV Warrant”).

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

Also, as part of the transaction, upon the achievement by Energenics Holdings of certain levels of additional purchases of O2D05 or the equivalent, the Company issued additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.50 or 106% of the closing price per share (rounded to the nearest cent) of the Company's common stock on the American Stock Exchange on the date such warrants are earned (“Market Development Warrants,” and, collectively with the Investment Warrant and the JV Warrant, the “Warrants”). The Market Development Warrants are exercisable from the date of issuance to October 17, 2012.

The parties expect to close the transaction in the fourth quarter of 2007.

The common stock and the Warrants were issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of shareholders was held on September 20, 2007 in Montchanin, Delaware. Of the 83,915,341 shares of common stock outstanding as of the record date of August 16, 2007, 43,226,227 shares, or 51.5% of the Company's capital stock, were present or represented by proxy at the meeting, constituting a quorum.

The following proposals were approved by the shareholders:

1.	Elect Mr. Alan Rae, and Mr. E. Holt Williams as Class C directors to hold office until the 2010 annual meeting of stockholders or until their respective successors are duly elected and qualified.

Votes Cast	Rae	Williams
For	42,832,053	42,870,307
Against	40,633	2,379
Abstain	353,541	353,541
Not Voted	-	-

Total	43,226,227	43,226,227

2.	Ratify the appointment of Mayer Hoffman McCann P.C. to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007.

Auditor
Votes Cast	Appointment
For	42,801,939
Against	251,442
Abstain	172,846
Not Voted	-

Total	43,226,227

ITEM 5. OTHER INFORMATION.

Election of Alan Rae as President
On November 9, 2007, the Board of Directors of the Company appointed Mr. Rae as the President of the Company.

Bylaws
On November 9, 2007, the Board of Directors of the Company voted to amend Sections 5.2, 5.4 and 5.5 of the Bylaws of the Company to allow for the issuance and transfer of uncertificated shares of the Company’s stock.  This amendment was adopted to allow the Company to participate in the Direct Registration System, which, effective January 1, 2008, will be required of all AMEX listed companies.  A copy of the Company’s amended Bylaws is attached hereto as Exhibit 3.1, and incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith.

Exhibit
Number	Description
3.1	Amended and Restated Bylaws (4)

10.1	Form of Common Stock and Warrant Purchase Agreement for $2.52 million private placement (1)

10.2	Form of Warrant for $2.52 million private placement (1)

10.3	Separation Agreement with Richard Roger* (2)

10.4	Employment Agreement with Richard Roger* (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A on July 20, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.

(4)	Filed herewith.

* Indicates a management contract or compensatory plan.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: November 14, 2007	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)