Form 10QSB/A
period 2007-09-30
O2DIESEL CORP
filed 2007-11-20
CIK 1117458

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
INDEX TO FORM 10-QSB/A
(Amendment No. 1)
PART I FINANCIAL INFORMATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A (Amendment No. 1) (the “Amendment”) is being filed by O2Diesel Corporation to correct a typographical error for Total Liabilities as reported in the Consolidated Balance Sheet in the Company’s Quarterly Report on Form 10-QSB for the nine months ended September 30, 2007 as filed with the Securities and Exchange Commission on November 14, 2007 (the “Original 10-QSB”). In the Original 10-QSB, the Consolidated Balance Sheet contained a typographical error in the line item entitled Total Liabilities. The correction to this line item has no effect on the Consolidated Statements of Operations, the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) or the Consolidated Statements of Cash Flows.

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

FINANCIAL INFORMATION
ITEM 1.

O2Diesel Corporation
(A Development Stage Company)
Consolidated Balance Sheet
September 30, 2007

ASSETS
CURRENT ASSETS
Cash	$650,626
Restricted cash	2,898,550
Accounts receivable	108,852
Other receivables	251,127
Unbilled appropriations	138,505
Inventory	201,716
Prepaid expenses, parts and deposits	311,403

Total current assets	4,560,779

PROPERTY AND EQUIPMENT
Office furniture and equipment	262,824
Fuel and test equipment	269,803
Construction in progress	994,008
1,526,635
Less accumulated depreciation	(258,798)
1,267,837

TOTAL ASSETS	$5,828,616

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,594,709
Accrued expenses	621,452
Deferred grants	317,436
Deferred marketing program	67,833
Total current liabilities	2,601,430

TOTAL LIABILITIES	2,601,430

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; none issued and outstanding.	-

Common stock: par value of $0.0001; 135,000,000 shares authorized; 83,286,786 shares issued; 83,186,786 shares outstanding.	8,329

Additional paid-in capital	43,770,208
Unearned compensation	(19,590)
Accumulated other comprehensive loss	8,418
Treasury stock, at cost (100,000 shares)	(40,100)
Deficit accumulated during the development stage	(40,500,079)
3,227,186

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,828,616

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

ITEM 5. OTHER INFORMATION.

Election of Alan Rae as President
On November 9, 2007, the Board of Directors of the Company appointed Mr. Rae as the President of the Company.

Bylaws
On November 9, 2007, the Board of Directors of the Company voted to amend Sections 5.2, 5.4 and 5.5 of the Bylaws of the Company to allow for the issuance and transfer of uncertificated shares of the Company’s stock.  This amendment was adopted to allow the Company to participate in the Direct Registration System, which, effective January 1, 2008, will be required of all AMEX listed companies.  A copy of the Company’s amended Bylaws is incorporated herein by reference.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2007

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed herewith.

Exhibit
Number	Description
3.1	Amended and Restated Bylaws (4)

10.1	Form of Common Stock and Warrant Purchase Agreement for $2.52 million private placement (1)

10.2	Form of Warrant for $2.52 million private placement (1)

10.3	Separation Agreement with Richard Roger* (2)

10.4	Employment Agreement with Richard Roger* (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1)	Previously filed as an exhibit to the Company’s current report on Form 8-K/A on July 20, 2007, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2007, and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s current report on Form 8-K on August 3, 2005, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s current report on Form 10-QSB on November 14, 2007, and incorporated herein by reference.

(5)	Filed herewith

* Indicates a management contract or compensatory plan.

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: November 20, 2007	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2007	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)