Form 10KSB
period 2007-12-31
O2DIESEL CORP
filed 2008-03-31
CIK 1117458

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition Period from to .

Commission file number: 001-32228

O2Diesel Corporation
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-2023525 (I.R.S. Employer Identification No.)
100 Commerce Drive Suite 301 Newark, Delaware (Address of principal executive offices)	19713 (Zip Code)
Issuer's telephone number: (302) 266-6000 Securities registered under Section 12(b) of the Exchange Act:
Title of Class	Name of exchange on which registered
Common Stock, $0.0001 par value	The American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: Common Stock, None
(Title of class)

         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the Past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         Registrant's revenues for its most recent fiscal year: $358,464

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 2008 computed by the average bid and asked price as of March 19, 2008, at which the stock was sold, was $21,824,668, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 19, 2008, the registrant had 87,298,674 shares of common stock, $0.0001 par value per share, issued and outstanding.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference are listed in the Exhibit Index.

O2Diesel Corporation
(A Development Stage Company)

TABLE OF CONTENTS TO
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

NOTE REGARDING FORWARD LOOKING STATEMENTS

        This annual report on Form 10-KSB contains forward-looking statements concerning O2Diesel Corporation ("O2Diesel," the "Company" or the "Registrant") and the Company's future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "might", or "will" be taken or occur or be achieved) are not statements of historical fact and may be "forward looking statements" which include statements relating to, among other things, the ability of O2Diesel to successfully compete in the fuel additive and fuel distribution businesses.

        O2Diesel cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of O2Diesel's management as well as on assumptions made by and information currently available to O2Diesel at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of O2Diesel. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the commercialization and distribution of our products and failure to capitalize upon access to new markets and failure in obtaining the quality and quantity of ethanol necessary to produce our product at competitive prices. O2Diesel disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. "O2Diesel" and "CityHome" are trademarks of O2Diesel Corporation.

PART I

Item 1.    Description Of Business

(a) Form and Year of Organization

        O2Diesel Corporation ("O2Diesel" or the "Company") is a development stage company and has developed a proprietary additive product designed to enable distillate liquid transportation fuels to burn cleaner by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company's operations continue to be primarily focused on raising capital, performing product tests and demonstrations and bringing its product to market.

        O2Diesel's predecessor, Dynamic Ventures, Inc., was incorporated in the State of Washington on April 24, 2000. Dynamic Ventures, Inc. changed its name to O2Diesel Corporation effective June 10, 2003, in contemplation of the reverse acquisition of AAE Technologies International Plc ("AAE"). On July 15, 2003, O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for 17,847,039 shares of its common stock (the "Offer"). As a result of this transaction, the former shareholders of AAE acquired control of the combined companies. The acquisition of AAE has been accounted for as a capital transaction followed by a recapitalization as AAE was considered to be the accounting acquirer. Accordingly, the consolidated financial statements of AAE are now treated as the historical financial statements of O2Diesel for all periods presented.

        On June 15, 2004, the American Stock Exchange ("AMEX" or "Exchange") approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 72,830,013 shares of the Company's common stock so that the total number of shares approved for listing is now 119,348,911. Our shares began to trade on the exchange on July 1, 2004.

        On December 29, 2004, the Company consummated a merger (the "Reincorporation Merger") with and into its wholly owned subsidiary, O2Diesel Delaware Corporation, a Delaware corporation ("O2Diesel Delaware") in order to reincorporate in the State of Delaware (the "Reincorporation"). The Reincorporation Merger was affected pursuant to an Agreement and Plan of Merger entered into between the Company and O2Diesel Delaware on December 29, 2004. The Reincorporation was submitted to a vote of, and approved by, the Company's shareholders at its annual meeting held on August 16, 2004. As a result of the Reincorporation, the legal domicile of the Company is now Delaware. The merger became effective on December 31, 2004.

        The Company's audited consolidated financial statements for the year ended December 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2007, the Company had a working capital surplus of $848,207 and has accumulated losses of $43,912,832. However $2,333,959 of the working capital is restricted cash which is primarily intended to be used for operational costs associated with developing markets in Europe. The lack of adequate working capital and continuing losses, as well as the uncertain conditions regarding the Company's AMEX listing status as stated below, create an uncertainty about the Company's ability to continue as a going concern. Management has concluded that additional equity must be raised in 2008 in order for the Company to have sufficient cash to execute its business plan and to be in compliance with the AMEX listing requirements.

Listing on AMEX

        The Company has been actively involved in raising equity to fund its working capital requirements and to fulfill the listing standards of the AMEX. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because of its continuing losses and the fact that our shareholders' equity had fallen below $6.0 million. In accordance with a plan submitted to the AMEX on July 27, 2007, the Company raised $0.5 million from a potential $10.0 million private placement, $2.52 million in a separate private placement and $1.25 million in a third private placement. In addition, the Company had intended to raise additional new equity in conjunction with its acquisition of ProEco Energy Company ("ProEco"). We anticipated that these actions would enable us to meet or exceed the equity requirements of the Exchange. On September 13, 2007, the AMEX approved this plan.

        On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008. These agreements were subsequently extended again until February 29, 2008. On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008. The Company and ProEco have agreed to continue to develop a new fuel-grade ethanol plant (the "Ethanol Plant") when conditions in the capital markets improve.

        Management has evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future. Accordingly, the Company believes that it is prudent not to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

        On February 7, 2008, the Company received a notice from the AMEX that due to this deferral of the ProEco project, the Company was no longer demonstrating progress consistent with the July 27, 2007 plan and was commencing action to de-list the Company's common stock. The Company filed an appeal of the AMEX's action on February 12, 2008 and is waiting to present the Company's plan to remain on the Exchange at a hearing scheduled for April 15, 2008.

        If the Company's common stock were to be de-listed by the AMEX, the Company believes its shares would continue to be traded as a bulletin board stock.

        Since July 2003, the Company has raised approximately $37 million for its operations.

(b) Business of O2Diesel Corporation

Principal Products and Markets:

        O2Diesel has developed a proprietary additive product designed to facilitate the use of renewable components that improve the performance of distillate liquid transportation fuels. By facilitating the addition of ethanol to diesel and biodiesel blends, such oxygenated blends assist in the combustion process to provide a clean burning fuel. O2Diesel has further refined its product into a series of additive blends for a variety of fuel applications. The Company's core product, O2D05, is a proprietary surfactant derived from renewable sources such as soybean oil, other vegetable oils, or animal fats. The additive stabilizes and enhances the blending of fuel grade ethanol with diesel fuel. Blending O2D05 with ethanol and various grades of diesel fuel in turn creates a proprietary clean burning fuel called O2DieselTM. Extensive testing at independent laboratories and in real world fleet trials has been carried out to quantify the benefits and operability of this fuel as well as other O2DieselTM fuel blends in a wide range of engine types and ages. These tests have demonstrated that the use of the fuel can produce significant and verifiable reductions in emissions. As an example, test data has shown the following reductions in harmful emissions:

        Up to a 70% reduction in visible smoke;

        Up to a 46% reduction in particulate matter ("PM");

        Up to a 23% reduction in carbon monoxide;

        Up to a 6% reduction of oxides of nitrogen ("NOx").

        By way of background, fuel ethanol has been blended with gasoline for over 25 years in the U.S. and even longer in Brazil, with the combined benefits of improving air quality, reducing the use of petroleum based fuels and increasing the demand for agricultural products. Because of the incompatibility of diesel fuel and ethanol in a stand-alone environment, it has not been possible to combine ethanol and diesel fuel to produce a stable motor fuel. The Company's additive, O2D05, permits diesel fuel to be blended with ethanol to produce a fuel that is suited for use by centrally fueled truck and bus fleets, off-road diesel equipment and other diesel powered machinery. However, some changes were necessary to prepare vehicles and equipment to use the fuel, as well as to the storage and delivery systems used to dispense it.

        The Company originally identified the U.S., Canada and Brazil as its first target markets, with an initial focus on the U.S. and Brazil. Since that time, the Company has developed additional strategic partnerships to expand its markets on a broader global basis. In 2008, we will continue to work with a large strategic partner in the ethanol industry to develop the European market for the Company's products as well as an important supplier of alternative energy solutions and technology to develop the Asian market. O2Diesel's strategy, with the support and resources of its commercial partners, is to create end-user demand from centrally fueled on and off-road diesel fleets, as well as large scale industrial operations that require significant diesel fuel supply, such as ports and military installations.

        Potential customers in the Company's global markets include:

  •
  Urban truck and delivery fleets;

  •
  Municipal transit authorities (public and private);

  •
  Government fleets (municipal, state, and federal);

  •
  Port logistical equipment;

  •
  Construction equipment;

  •
  Mobile or stationary power generators;

  •
  Railroads;

  •
  Military (non-tactical) vehicles.

        The U.S. market for diesel fuel is large and growing. It has been estimated by the Energy Information Administration that the use of diesel fuel in the U.S. exceeds 65 billion gallons per year and is expected to grow by approximately 1% in 2008.

        Basic to the success of the Company's sales program is the availability of abundant supplies of fuel grade ethanol. According to statistics compiled by the Renewable Fuels Association, domestic ethanol plants in 2007 produced 6.5 billion gallons of ethanol, an increase of 33% over 2006. At the end of 2007, there were 142 plants producing ethanol with another 65 under construction or expansion, which, at completion, are expected to have an annual capacity of about 13.4 billion gallons. At present, the Company does not anticipate any supply problems in securing sufficient quantities of ethanol for use in the U.S. and Canada.

        At the end of 2007, four customers in the U.S. and one customer in India were using the Company's fuel on a regular basis. Two U.S. Air Force bases and four bus fleets were using the fuel on a trial basis. Typically, first-time users of O2DieselTM want to test the fuel in a small portion of their fleets before committing all of their vehicles to its use. These trials typically last for a period of three months or more and involve 10% or less of the vehicles in a prospective fleet.

        In March 2004, O2Diesel began operations in Brazil through its 75% owned subsidiary, O2Diesel Químicos Ltda. Brazil is one of the pioneers in the use of ethanol and has a long history of manufacturing ethanol as a by-product from the production of sugar. Due to the low cost and availability of ethanol, Brazil's transportation sector has used large amounts of this renewable fuel for the last three decades. Fuel ethanol has become an important fuel in Brazil due to its positive effects on the creation of jobs in the sugar industry and as a means of reducing the country's dependence on imported diesel fuel, of which Brazil is a net importer. Moreover, both the Brazilian government and the sugar producers have sought various means to increase the demand for sugar and sugar derivatives. The Company has determined that, similar to the U.S., it must hire and train its own sales force to achieve meaningful sales in Brazil.

        According to market studies, approximately 9 billion gallons of diesel fuel are consumed by Brazil's transport sectors. As in the U.S. market, we initially targeted centrally fueled truck and bus fleets as our customers. Brazil experienced the same profile of testing by potential customers as that found in the U.S. During 2004, one sugar mill tested O2DieselTM in only a small portion of its truck fleet. In 2005, Brazil added an additional sugar mill customer, a municipal transit system and one waste fleet to its users of the fuel. During 2006 and 2007, the Company successfully concluded these demonstrations. At the beginning of 2008, we were continuing this demonstration activity with a municipal bus fleet in Curitiba, the third largest city in Brazil. The Company has expanded its South America activity by entering into a distribution agreement with a European-based energy trading company. Utilizing our staff in Brazil for technical support, we are working with this distributor to develop first fleet demonstrations and later commercial accounts in Columbia and Paraguay.

        To summarize, the current potential customers for O2DieselTM in Brazil include the following:

  •
  Trucks — sugar / alcohol mills

  •
  Trucks — transport companies

  •
  Buses — large municipalities.

Later, our Brazilian subsidiary will seek to widen its market to include:

  •
  Trucks — non-transport companies

  •
  Buses — intercity.

        In Europe and Asia, our market focus continues to be on centrally fueled bus fleets and large trucking fleets.

        In North America, we expect to distribute our product, O2D05, directly to jobbers. "Jobbers" is a term in the fuel industry to describe companies that have a supply infrastructure that facilitates the purchase, blending, storage and delivery of fuel, which may include O2DieselTM. After purchasing our additive, jobbers will be responsible for all of the logistics necessary to blend the components to produce O2DieselTM. In most cases, they will purchase diesel and ethanol and blend these with our additive. At the time of sale of the O2DieselTM, the jobber will deliver the fuel using its own transportation fleet, common carriers or fuel trucks of its customer.

        In Europe and Asia, we intend to distribute our product to large distributors who will operate under exclusive contracts covering specific geographic regions. As of December 31, 2007, we have maintained our exclusive distribution agreement in Asia.

        In all our markets we also intend to have our sales force market O2DieselTM directly to large centrally fueled fleets of vehicles and equipment, where the user would typically have its own refueling infrastructure. In these cases, we must arrange for the delivery of O2DieselTM to the customer's central fueling location. In limited situations, O2D05 by itself may be sold to large, central fleet customers, but in these cases, the customer must have the proper facilities to blend diesel fuel with fuel grade ethanol and additive. In most situations, we or the customer will contract with jobbers or other fuel transportation companies to blend and deliver the O2DieselTM.

        To plan for the logistics necessary to deliver O2DieselTM, we are continuing our efforts to establish a reliable network of ethanol producers and providers of fuel transportation services. To that end, we have established supply relationships with sixteen jobbers (fuel blending and distribution companies) in the U.S. and with two jobbers in Europe. We continue to negotiate supply agreements with ethanol distributors in order to obtain stable pricing for this commodity. Additional progress towards creating a network was achieved in 2007, but more needs to be accomplished to arrive at the point where we have a seamless distribution network to serve our major markets.

        For large centrally fueled fleets, the methods of distribution will be substantially the same for customers regardless of the market. However, the distribution of fuel in Brazil poses a potentially greater challenge than those in the U.S. and Europe, particularly due to legal restrictions imposed on the sales and distribution of ethanol and the structure of the fuel distribution markets. This occurs because there are only a few companies in Brazil that deliver petroleum fuels to the end user. As such, we have fewer choices from which to select partners in Brazil to establish an infrastructure for the distribution of our fuel.

Competitive business conditions and position in the marketplace:

        In general, competition to O2Diesel's technology may be split into three categories:

        1. Ethanol-diesel blended fuel technologies (e-diesel);

        2. Exhaust after treatment technologies;

        3. "Other" fuels.

        Within the first category, which comprises e-diesel fuel technologies, we believe there are a number of competitor companies that have or are attempting to develop fuel additives to compete with our technology. Based on limited market information, and even though some of the competing technologies are owned by larger and better financed corporations, it appears that none of the technologies are as advanced. Other cost effective diesel fuel additive technologies which would be expected to compete with our technology, such as metallic combustion improvers, are subject to significant regulatory issues that may affect their commercial viability. Various exhaust after treatment technologies are available in the marketplace to reduce emissions. Many of these technologies are designed for use on new vehicles, and, as such, may take several years to have an impact on emissions over a large vehicle population. In addition, these after treatment technologies may have higher implementation costs including the cost of vehicle retrofits, which may also be expensive. For this reason, we do not view exhaust after treatment technologies as being in direct competition to O2DieselTM. In 2007, we tested several of these devices with our fuel to confirm that additional benefits can be achieved when the two technologies are used together, such as reduced maintenance costs and enhanced control of emissions. In every case tested, the data shows that after treatment technology is compatible and synergistic with our technology.

        Ultra-Low Sulfur Diesel ("ULSD") with and without bio-diesel has lower emissions than low sulfur diesel ("LSD"). Beginning in mid-2006, the diesel fuel specifications for the U.S. changed to require the use of ULSD for all on-highway use. ULSD is defined as having less than 15 parts per million sulfur. Combusting this low level of sulfur not only gives lower emissions but is necessary to allow current exhaust after treatment technologies to work effectively. ULSD is more expensive to produce than its predecessor, LSD, but is now supplied throughout the U.S. as a result of mandated change in the fuel specification. In 2005 and 2006, we demonstrated that our product not only works effectively with a base blend of ULSD, but also improves the lubricity elements of the base blend. In 2007, we continued to pursue a long-term strategy of working with refiners and distributors of ULSD as a means of broadening the market for both fuels — ULSD and O2DieselTM. Biodiesel is an ester containing hydrocarbon derived from renewable sources and blends of this component with ULSD is a viable alternative to ULSD alone. A blend of 20% biodiesel in ULSD has been legislatively designated as an "EPACT fuel" and is used by the military to fulfill governmental requirements for reducing the use of petroleum. Biodiesel has had quality and some other drawbacks, among which can include cost, lack of availability, emission increases as well as handling, storage and usage issues.

        During 2005 and 2006, we had one of our customers in our City HomeTM initiative successfully use a blend of biodiesel and O2DieselTM fuel. Our work with the Department of Defense ("DoD") has resulted in a new alternative fuel combining our additive technology, ULSD and biodiesel. In addition to our proprietary solubilizing agent and cetane improver, this fuel also has technology to improve the low temperature flow properties of the fuel which is necessary for cold temperature operation. This fuel, with about 28% renewable components, was shown to perform equal to straight ULSD while providing additional operational benefits in an urban transit system at the end of 2007. To our knowledge, it is the highest concentration of complementary renewable sourced components used for winter applications.

        Below is a table which gives a brief overview of the advantages and disadvantages of the broad ranges of technologies that may be considered as competing with O2Diesel's fuel technologies. This summary is not intended to be all-inclusive for competing technologies.

Lower Emissions Options	Advantages	Disadvantages
Bio-diesel	Renewable content lowers the most regulated emissions and governmental incentives.	Variable quality, availability, price, storage/handling & distribution
Exhaust Gas After Treatment	Effective and an OEM hardware addition to meet 2007 model year vehicle emission needs	High cost, owner resistance and maintenance issues
Gas to Liquid & Fischer Tropsch	Clean fuel and number of feedstock options	High production cost, long lead time, price
Hydrogen Gas/Fuel Cells	Ultra clean vehicles	Still at early research stage
Diesel-Water	Reduces both PM and NOx	Poor fuel stability, reduced power, special equipment and maintenance issues

        In Brazil, there are both domestic and foreign companies seeking to develop an ethanol diesel blending additive, but we believe that none of these potential competitors have perfected their respective technologies.

Sources and availability of raw materials:

        O2Diesel has a cooperation agreement with Cognis Deutschland GmbH ("Cognis") for the manufacture and marketing of the Company's additive globally. Cognis has manufacturing facilities in or near each country in which we intend to sell our product. According to Cognis, these plants have sufficient capacity to produce enough product to allow us to meet our budgeted sales for the United States, Europe, India and Brazil for the next twelve months. Cognis has informed us that it does not anticipate there will be any shortages of raw material over the next twelve months. To date, Cognis has supplied all the additive required.

Dependence on one or a few major customers:

        At the end of 2007, the Company was still a development stage company and we reported additive sales of only $337,089 for the year. In 2008, we started the year with four North American customers and one Indian customer and have not reached the stage when we can start to develop a customer profile sufficiently large enough to allow us to affirmatively state that we will not be dependent on just one or even a few major customers. However, given the usage of diesel fuel in our target markets, U.S., Canada, Brazil, Europe and Asia, the drive of local and national governments to press for cleaner air legislation, and the mandates for our potential customers to comply with these legislative requirements, it is unlikely that we will be dependent in any of these markets on one or even a few large customers. Notwithstanding the foregoing, we have almost no sales history and cannot yet know for certain what our likely customer base will be or if one will develop at all.

        Because of the many fuel distribution companies in the U.S. and Canada, it is unlikely that we will be dependent upon one or only a few large companies to distribute O2DieselTM. However, this may not be true for Brazil. For example, in Brazil, the country's fuel distribution network is concentrated among a small number of large companies. Thus, it is possible, and perhaps likely, that we could become dependent on one or two large distributors for the sale of O2DieselTM in Brazil. O2Diesel cooperates on a non-exclusive basis with Brazil's largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company, Petrobrás.

        In India, we have signed an exclusive agreement with one distributor for the market in that country. In Europe, we are exploring distribution agreements on a country by country basis.

Patents/Trademarks:

        The Company has 82 patents granted or applications pending for nine different proprietary fuel and additive product inventions registered with the international WIPO (PCT) Registration System. Seven inventions currently have 40 patents granted, and 23 applications pending in 22 different countries in Europe, North America, South America and Asia. Two additional inventions currently have 19 patent applications pending and are about to undergo examination in 16 different countries. In August 2008, one of these inventions could be the subject of further patent applications in several additional countries worldwide which are members of the Patent Cooperation Treaty. During this period, O2Diesel's intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

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

        We have registered a trademark in the U.S. and the European Union for a mark which includes the words and numbers O2DieselTM as well as a figurative logo of the words. We also registered trademarks for "CityHome" (and design) in eight classes of goods and services, "TODAY'S CLEAN AIR SOLUTION TOMORROW'S BRIGHTER FUTURE" and "CITYHO2ME", each covering one class of goods and services.

Government Approvals:

        In the U.S., O2DieselTM is subject to regulation at the federal, state and local levels. In addition, organizations such as the American Society for Testing & Material ("ASTM") and the National Conference on Weights & Measures ("NCWM") set uniform industry product quality standards and test methods which are often adopted by legislative bodies and regulatory agencies.

        These laws and regulations are modified over time and these changes may favor or disfavor one product over another. This is particularly true in the case of incentives that are either available or are becoming available for the expanded use of cleaner-burning fuels like O2DieselTM or other emissions reduction technologies.

        In the U.S., O2DieselTM is continuing the process to obtain regulatory approvals at various levels of government. At the federal level, the primary regulatory body from which the necessary approvals are required is the U.S. Environmental Protection Agency ("EPA"). The EPA requires the registration of all fuels for on-highway commercial use. The process of becoming a registered fuel for on-highway use is complex, costly and time-consuming. The Company has registered its base additive (O2D05) with the EPA as well as two other additive packages (O2D5000 and O2D5005). The latter package is more robust with respect to the fuel's water tolerance at low temperatures. O2DieselTM has also submitted emissions testing and other required data as part of EPA's Tier 1 fuel registration to demonstrate that O2DieselTM does not generate additional air emissions as compared to diesel fuel. In 2007, EPA completed its initial review of the registration of O2DieselTM as a Tier 1 atypical fuel. Tier 2 requirements are triggered if sales exceed $10 million in annual revenue. Tier 2 tests are intended to detect potential adverse health effects related to the inhalation of any additional emissions.

        The Company has received several review questions from EPA related to the applications of the newer additive packages and the blended fuel. In response to these and subsequent review questions, the Company has submitted an extensive compilation of emission reduction and engine performance data from its demonstrations and real-world trials as well as a substantial literature review of the benefits of e-diesel blends. It has been the Company's position in this submission that O2DieselTM is "substantially similar" to current in use e-diesel certified fuels and that the Company's fuel products continue to support emissions reductions over the useful life of diesel engines, either with or without aftertreatment devices. At the end of 2007, the Agency was continuing its review of this submission.

        States set strict requirements for the sale and distribution of motor fuels, and provide certain incentives for the use of cleaner-burning fuels. Certain states also levy disincentives for the use of "dirtier" fuels, often in the form of monetary penalties. With the exception of California and Texas, which are permitted to set stricter state standards, all state motor fuel environmental regulations are governed by EPA policies set forth in the Clean Air Act. In addition to environmental issues, many states have other regulations regarding the sale of fuel to which the Company may be subjected.

        In 2003, O2DieselTM achieved regulatory recognition (known as "verification") in California granted by the California Air Resources Board ("CARB") for O2DieselTM as an "alternative diesel fuel," thus making the fuel eligible for state and local incentives. During this same period, the Division of Measurement Standards ("DMS") of the California Department of Food & Agriculture designated O2DieselTM as a "developmental engine fuel" which is a requirement for a fuel to be marketed legally in the state if it lacks a specification from a peer reviewed body such as ASTM. In 2006, the Company submitted several programs to complete the protocols to allow O2DieselTM to be classified as a Diesel Emissions Control Strategy (DECS) fuel by CARB. Given the base fuel changes, along with the Agency's rule changes, O2Diesel has had to rework its original test plan. At the end of 2007, we were continuing to work through these issues, including Tier 1, Tier 2 and Tier 3 Multimedia Assessment. The Company's focus in California in 2008 will continue to demonstrate how the use of O2DieselTM not only reduces emissions, but more importantly, improves the performance of various aftertreatment hardware technologies, thereby assisting them to be verified at higher tier levels than they can achieve when used alone. Being a Verified Technology will allow O2Diesel to be competitive in this large market. As a condition to permitting the sale of O2DieselTM in California, CARB mandated, among other things, that in the case of storage or use of O2DieselTM, fuel storage tank vents, vehicle tank vents and fill openings must be fitted with flame arrestors.

        In August 2004, Nevada's Division of Environmental Regulation approved O2DieselTM as an "alternative fuel". Nevada requires that state, county and municipal fleets of 10 or more vehicles must use an alternative fuel rather than regular transportation fuels such as gasoline or diesel fuel.

        Ethanol and diesel fuel blends do not have an ASTM specification. In 2006, a member of the Company became the Chairman of the E-Diesel task force. This task force submitted a specification for the purpose of proposing a ballot for incorporation of this fuel as an ASTM specification and received the initial results of this vote during the December 2006 ASTM meeting. Throughout 2007, the task force continued to answer inquiries regarding the fuel and submitted a revised ballot based upon these initial comments. Subsequent ballots in 2007 showed a reduced number of negative votes which the task force has continued to respond to. It is expected that a revised ballot will be submitted to ASTM during the second quarter of 2008 so that it can be discussed and voted on during the June ASTM international meeting.

        In Canada, there are fewer limits or restrictions on the introduction of new motor fuel products like O2DieselTM, despite the fact that the key federal regulatory agencies — Environment Canada and Natural Resources Canada — tend to follow the general policies set by the United States. One important quasi-governmental organization that serves a regulatory control function is the Canadian General Standards Board ("CGSB"), which works in a manner similar to ASTM. Fuels sold in Canada on a widespread basis will ultimately be subject to an industry and government consensus-based product specification. Across Canada and among the provinces, various tax and other incentives are in place to encourage the expanded production and use of biomass-based transportation fuels.

        Various governmental approvals are required to sell O2DieselTM in Brazil. These approvals are administered and granted by two Brazilian agencies — ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2DieselTM may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2DieselTM as an alternative diesel fuel. In addition, IBAMA, approved O2DieselTM for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2DieselTM to be sold to specific customers and for specific regions in Brazil.

        In Europe, the regulatory environment surrounding alternative fuels is largely centered on biodiesel. Since ethanol-diesel is a new technology in the European Union, the Company is working on a country by country basis to better define e-diesel regulatory requirements and how they can be supplemented by changes to the existing regulatory structure. Like in the United States, alternative fuels are allowed for individual test demonstrations in most European countries, but must be approved by the country's appropriate governmental agency on a case-by-case basis. In 2007, O2Diesel received the required government approvals in France from the DRIRE and the DIREM, the regulatory bodies responsible for the Environment and Fuel specifications and applications for the use of O2DieselTM in demonstrations in that country. Similarly, the Company was able to obtain permission from the Spanish regulatory authorities to utilize the fuel in demonstrations in that country.

        In India, the Company sells its base additive directly to its exclusive distributor for this market. The distributor bears the responsibility for blending the final e-diesel product and to fulfill the local and national regulatory requirements needed to market the final product.

Effect of existing or probable governmental regulations:

        Regulations may affect new motor fuel products by raising barriers to entry (thus keeping out untested products that lack proof of claims for performance) or by providing incentives for products that help achieve public policy goals. O2DieselTM began an intensive engine and fleet testing program in 1999 which will continue through 2008. This testing is designed to provide proof to federal, state and local regulatory bodies as well as to the U.S. military that O2DieselTM has a positive impact in reducing emissions that contribute to ground-level ozone in urban areas, and that it will reduce toxic particulate matter emissions. Some of these agencies may provide incentives for the use of such products in cases where the benefits of using the products can be verified.

        Regulations for motor fuels may have the effect of limiting competition from products that cannot prove their claims to regulators, while giving others that can an advantage in the marketplace. Moreover, the availability of federal, state and local incentives to encourage the use of verified products may make O2DieselTM a cost-effective fuel for fleets seeking to comply with tougher new air quality regulations. As an example of these incentives, the U.S. government permits a credit against excise tax for ethanol blended with diesel fuel. In prior years, this incentive was computed differently, was more complex and was subject to a number of limitations, the most significant being that it did not apply to ethanol diesel blends used in off-road vehicles and equipment.

        On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (P.L. 108-357). This new law made important changes to the existing law by allowing a refundable excise tax credit for ethanol blended with diesel fuel. The new law, which is called the "Volume Ethanol Excise Tax Credit" (VEETC) extends the credit through December 31, 2010. Generally, it provides that a credit may be taken at $0.51 per gallon for ethanol blended with diesel fuel used for both on-road and off-road applications. O2DieselTM, when blended with the appropriate ethanol, qualifies for this excise tax credit.

        The Company is not aware of any incentives for the use of its additive or fuel in Brazil and is in the process of exploring Europe and Asia for available incentives.

        The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as O2Diesel, with equity or debt securities registered under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) requirements with respect to the establishment and evaluation of disclosure controls and procedures and internal control over financial reporting, and the audit of internal control over financial reporting; (3) additional responsibilities for the Chief Executive Officer and Chief Financial Officer of the reporting company with respect to financial statements and other information included in Exchange Act reports; (4) new standards for auditors and regulation of audits; (5) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and new and increased civil and criminal penalties for violations of the securities laws. Beginning with the 2007 annual report, Company management is required to make a statement in their Sarbanes-Oxley Act Section 302 certification that the Company designed, under their direction, internal controls over financial reporting that would provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Estimate of the amount of time spent during each of the last two fiscal years on research and development activities:

        O2Diesel has an agreement with Cognis for the joint development of co-solvency additive products as well as the joint ownership of patents covering such products. Pursuant to the terms of this agreement, O2Diesel is not required to devote time or incur any research and development expenditures for the work performed by Cognis, but we are required to share equally in the legal costs to prepare, file and maintain all joint patent applications and issued patents. See section below — Costs and effects of complying with environmental laws.

Costs and effects of complying with environmental laws:

        O2Diesel is faced with very few costs for it to comply with environmental laws and regulations. However, we have incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. In the case of O2DieselTM, many of the tests required by the U.S. government have been funded by governmental appropriations. More specifically, in 2007, we incurred expenses of approximately $1.4 million in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense. For a more detailed description of government appropriations, see Note 4 to the Financial Statements.

        At the start of 2008, the Company had government test programs in progress with total remaining costs of approximately $1.1 million. A wide array of tests and product demonstrations are being carried out under these programs.

        Included are product demonstrations in Nevada, North Dakota and Louisiana to test O2DieselTM in non-tactical military equipment. Other test programs underway include completing the protocols to allow O2DieselTM to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. O2Diesel is conducting demonstrations with a number of school bus and transit agencies testing O2DieselTM as well as O2DieselTM blended with B20 in various weather conditions, engine types, and uses. These demonstrations have been developed to show not only the emission benefits obtainable by the use of our product, but also the maintenance cost reductions achievable from the use of various blends of O2DieselTM. Still other tests will provide emissions and engine performance data to support our efforts to obtain an ASTM specification as well as a military procurement specification for the fuel. Based on the government funding in place, we believe that approximately 80% of the costs to conduct all of these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

        In 2007, we did not conduct additional research and development projects in Brazil. However, we continued a fleet demonstration in Curibita as a further effort to obtain approvals for O2DieselTM from the agencies that are responsible for the country's petroleum industry and environmental laws. Brazil's environmental agency, IBAMA, has classified O2DieselTM as an alternative diesel fuel, and ANP, Brazil's national petroleum agency, has granted approvals in specific cases for the sale and use of O2DieselTM.

        For 2008, we do not anticipate spending any funds on various product and vehicle tests in Brazil with regard to environmental laws.

Employees:

        At present, O2Diesel has fourteen full-time employees, thirteen of which are in the U.S. and one is in Europe. We have one part-time employee. During this past year, we have relied on consultants to assist in commercializing our technology and to help us in key technical areas. We expect to continue this practice in 2008. At present, we employ seven consultants in the U.S.; three in marketing and business development, one laboratory technician, one chemist; and two in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

        We will add new personnel in 2008 based on the pace of our commercialization. Under our business plan, we do not anticipate the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2008. We anticipate continuing to employ eleven consultants serving in most of the same capacities in 2008 as in 2007.

(c) Reports to Security Holders:

        We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.O2Diesel.com that provides additional information about our company and links to documents we file with the SEC. The charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee; and the Code of Business Conduct and Ethics are also available on the Company's website.

Item 2.    Description of Property

        O2Diesel owns no real property. We rent 4,950 square feet of office space located at 100 Commerce Drive, Suite 301, Newark, Delaware, 19713, under a five-year lease entered into in December 2003. This space serves as the corporate headquarters of the group. The aggregate cost of this office space over the lease term is $392,875, plus common area charges that are billed monthly to the Company. We also have a small laboratory of about 2,000 square feet in Bear, Delaware, rented under a two year lease for $1,400 per month, which expires on November 30, 2009.

        In July 2005, we entered into a month to month lease for office space of about 650 square feet in Sao Paulo, Brazil, which can be cancelled with a thirty day notice at a cost of about $900 per month.

        In September 2006, we entered into a one year lease for office space of approximately 1,350 square feet in Brussels, Belgium at a cost of 2,240€ per month.

        We own office furniture and equipment costing approximately $269,000 (including approximately $43,000 in ProEco assets) and test and fuel storage equipment costing approximately $383,000.

        During 2007, there were approximately $169,621 of additions of test equipment, $67,585 to office furniture and equipment consisting of furniture, computers and related equipment and $1,288,614 of additions to construction in progress (before impairment charges of $1,288,614). Of these amounts, $0, $42,620 and $1,288,614, respectively, were attributable to the consolidation of ProEco. In February 2006, the Company purchased a used truck and outfitted it to be able to provide mobile fueling to equipment at an NREL project in Wyoming. The truck had a cost of $28,813 and has $10,806 of accumulated depreciation as of December 31, 2007.

Item 3.    Legal Proceedings

        O2Diesel is not a party to any legal proceedings as of the date of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the stockholders through solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market Information:

        O2Diesel's common stock is traded on the American Stock Exchange (AMEX) under the symbol "OTD".

        The following table sets forth, for the periods indicated, the range of the high and low sale prices for O2Diesel's common stock:

Quarter Ended	High	Low
December 31, 2007	$0.54	$0.31
September 30, 2007	0.62	0.37
June 30, 2007	0.70	0.50
March 31, 2007	0.92	0.69
December 31, 2006	0.91	0.68
September 30, 2006	1.28	0.78
June 30, 2006	2.82	0.92
March 31, 2006	0.87	0.40

Source of Information: Yahoo Finance

Holders of Common Equity:

        As of March 19, 2008, there were 87,298,674 shares of our common stock outstanding, held by approximately 9,250 stockholders of record.

Dividends:

        To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the Board.

AMEX Listing Standards

        On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

        On July 27, 2007, the Company filed a plan with the Exchange describing the steps it plans to take to return to full compliance. The Company has entered into a common stock purchase agreement with Fusion Capital II, LLC to raise up to $10 million in new equity over a twenty-five month period starting on February 16, 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million in July and August 2007. As noted below, the Company intended to raise additional new equity in conjunction with the acquisition of ProEco. We anticipated that these actions would enable us to meet or exceed the equity requirements of the Exchange.

        On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company's plan to regain listing qualifications compliance. With the acceptance of the plan, the Company will be able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008. The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1003(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide which requires listed companies to have at least $4.0 million of stockholders' equity when it has sustained losses from continuing operations and/or net losses in its four most recent fiscal years.

        During the interim period until December 29, 2008, the Company must continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance. The Company will be subject to periodic review by AMEX staff during the interim period. If the Company is not in compliance with the listing standards on December 29, 2008, or the Company does not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company's common stock. If the Company's common stock were to be de-listed by the AMEX, the Company believes its shares would continue to be traded as a bulletin board stock.

        The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

        On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco entered into a letter agreement that modified the terms of the Share Exchange Agreement, dated January 12, 2007. Pursuant to this letter agreement, the parties agreed to extend the maturity date of the outstanding $1.4 million loan from the Company to ProEco from December 15, 2007 to January 31, 2008. In addition, the parties agreed that ProEco may negotiate with other parties regarding the development of the Ethanol Plant and the Company may enter into any similar transaction with respect to the design, construction and operation of ethanol power plants and/or biodiesel plants. On February 2, 2008, the parties announced a further extension of the maturity date on the loan from January 31, 2008 to February 29, 2008. On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008. The parties are redefining their long-term relationship with regard to the development of the Ethanol Plant. On February 7, 2008, the Company received a notice from the AMEX that due to the deferral of the ProEco project, the Company was no longer demonstrating progress consistent with the July 27, 2007 plan and was commencing action to de-list the Company's common stock. The Company filed an appeal of the AMEX's action on February 12, 2008 and is waiting to present its argument to remain on the Exchange at a hearing scheduled for April 15, 2008.

Recent Sales of Unregistered Securities over the past three years:

        During the past three years, the Company sold the following securities. For these issuances, the common stock and the warrants were issued to the accredited investors in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act. All securities were issued for working capital requirements.

Series A 0% Convertible Preferred Stock Private Placement

        Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the "Series A Purchaser") dated as of March 3, 2004, the Company issued to the Series A Purchaser, 800,000 shares of Series A 0% Convertible Preferred Stock, par value $.0001 ("Series A Preferred Stock"). The offering resulted in gross proceeds of approximately $3,200,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series A Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

        The Series A Preferred Stock was initially convertible into the Company's common stock at a variable conversion ratio which was the lesser of (a) $4.00 as adjusted as provided in the Series A Certificate of Designation (the "Series A Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series A Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. The revised minimum price at which the shares may be converted is equal to twenty-five percent (25.0%) of the Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series A Purchaser may not convert Series A Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series A Purchaser receive more than 8,000,000 or less than 2,000,000 shares of the Company's common stock upon conversion of the Series A Preferred Stock.

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

Series B 0% Convertible Preferred Stock Private Placement

        Pursuant to a Convertible Preferred Stock Purchase Agreement between the Company and the purchaser named therein (the "Series B Purchaser") dated as of March 29, 2004, the Company issued to the Series B Purchaser, 750,000 shares of Series B 0% Convertible Preferred Stock, par value $.0001 ("Series B Preferred Stock"). The offering resulted in gross proceeds of approximately $3,000,000 to the Company, prior to the deduction of fees and commissions. The sale of the Series B Preferred Stock was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

        The Series B Preferred Stock was initially convertible into the Company's common stock at a variable conversion ratio which was the lesser of (a) $3.65 as adjusted as provided in the Series B Certificate of Designation (the "Series B Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the Common Stock in the ten business days preceding the date of conversion, but, in no case, less than 50% of the Series B Fixed Conversion Price. In September 2004, we renegotiated the conversion formula with the holder of these shares. The revised minimum price at which the shares may be converted is equal to twenty-seven and four tenths per cent (27.4%) of the Series B Fixed Conversion Price, or $1.00 per share. Pursuant to the amended agreement, the Series B Purchaser may not convert Series B Preferred Stock into our common stock for a period of two (2) years following the closing date of this transaction. Under the revised agreement, in no event will the Series B Purchaser receive more than 7,500,000 or less than 2,054,795 shares of the Company's common stock upon conversion of the Series B Preferred Stock.

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

$4.0 and $2.5 Million Private Placements

        On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement ("$4.0 million Purchase Agreement") with a UK investor (the "Investor") for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the "$4.0 million Private Placement"). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance. Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement ("$2.5 million Purchase Agreement") with a different European investor (the "2nd Investor") for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the "$2.5 million Private Placement") before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance.

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

$1.0 Million Private Placement

        On November 9, 2006, the Company issued 1,371,742 shares of the Company's common stock at a purchase price of $0.729 per share in a private placement for total proceeds of $1,000,000. The transaction closed and the funds were received on November 22, 2006.

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

        On April 27, 2007, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.50 per share. If all eligible warrant holders had exercised their warrants at the reduced price, the Company would have received proceeds of approximately $4.3 million. The warrant offer was originally set to expire on May 25, 2007, however on May 9, 2007, the Company extended this reduced price offer until June 8, 2007. As of May 15, 2007, the Company amended the offer to grant the warrant holders who tender their warrants additional shares of Common Stock if the Company enters into any agreement for the sale of shares of Common Stock at less than $0.50 per share to June 8, 2008. The offer expired on June 8, 2007, without any of the warrant holders exercising at the reduced price.

$10.0 Million Private Placement

        On February 16, 2007, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10.0 million of the Company's common stock to Fusion Capital from time to time over a 25-month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases commenced after June 8, 2007 when the SEC declared effective the registration statement related to the transaction. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

        Concurrently with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. After the SEC has declared effective the registration statement, generally the Company has the right but not the obligation from time to time to sell shares of the Company's common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company's shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

        During the year ended December 31, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

$2.52 Million Private Placement

        Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company's common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710 before commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007. The Company closed this transaction on July 20, 2007 and August 20, 2007.

        As part of the sale, the Company issued warrants to purchase 1,530,827 shares of common stock at an exercise price of $0.62 per share during the period of six months to sixty-six months subsequent to issuance. The warrants expire sixty-six months after the date of issuance.

Stock Repurchase

        On July 17, 2007, the Company repurchased 100,000 shares of its common stock for treasury for an aggregate purchase price of $40,100. The purchase price was $0.401 per share, which was the daily volume weighted average for the five trading days prior to the day the Company's board of directors approved the repurchase.

Energenics Transactions

        On October 17, 2007, the Company entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd ("Energenics Holdings") to provide funding and commercial support to develop the Asian market for O2DieselTM, the Company's ethanol diesel fuel blend.

        The parties entered into a Common Stock and Warrant Purchase Agreement (the "Energenics Agreement"), as amended on December 10, 2007 (the "Amendment"), pursuant to which Energenics Holdings agreed to purchase 3,333,333 shares of the Company's common stock in a private placement, for total proceeds of approximately $1.25 million. The effective per share price of $0.375 represents 121% of the market price on the AMEX on the day prior to the signing of the Amendment. As part of the transaction, the Company agreed to issue a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.375 per share, which warrant will be issued upon the closing of the transactions contemplated by the Energenics Agreement and shall be exercisable from the date that is six months following the date of issuance until October 17, 2012 ("Investment Warrant").

        The parties also entered into a Shareholders Agreement in which Energenics Holdings and the Company will jointly develop the market for O2DieselTM in Asia through O2Diesel Asia Limited ("O2Diesel Asia"). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia will be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. For the past year, pursuant to the Supply and Distribution Agreement, dated September 15, 2006, O2Diesel has supplied its additive to Energenics for the blending and distribution of O2DieselTM in the Asian Pacific and South Asia.

        The parties entered into a License agreement whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) will license to O2Diesel Asia certain patents and know-how that are required to make and sell O2DieselTM in the territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company entered into a similar License agreement with O2Diesel Asia, pursuant to which the Company will pay to O2Diesel Asia a royalty based on sales of the Company's product in the territory.

        As part of the transaction, upon the purchase of certain quantities of O2D05 or the equivalent, the Company will also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.375 per share, which warrant shall be exercisable during the period from the date of issuance until October 17, 2012 ("JV Warrant").

        Also, as part of the transaction, upon the achievement by Energenics Holdings of certain levels of additional purchases of O2D05 or the equivalent, the Company will issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.375 or 121% of the closing price per share (rounded to the nearest cent) of the Company's common stock on the AMEX on the date such warrants are earned ("Market Development Warrants," and, collectively with the Investment Warrant and the JV Warrant, the "Warrants"). The Market Development Warrants are exercisable from the date of issuance to October 17, 2012.

        Due to market conditions in the global credit markets, Energenics Holdings has been able to fund only a portion of this transaction. The Company has received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007 and Energenics Holdings has committed to remit the remaining $750,000 to fulfill the Shareholders Agreement. The Company anticipates closing the transaction early in the second quarter of 2008.

Item 6. Management's Discussion and Analysis or Plan Of Operation

Business Plan:

        The Company is classified as a development stage company as shown on our consolidated financial statements for the year ended December 31, 2007. In 2007, we have not experienced sales of our O2D05 additive and O2DieselTM in sufficient volumes to cause our status as a development stage company to terminate. We anticipate that a change in our status as a development stage company will not occur until 2009 at the earliest. During 2008, we intend to devote our efforts to generating sales to our targeted customers in the U.S., Asia, and South America; and continuing to improve our logistics network for the delivery of our products. In addition, we plan to continue a series of product tests and demonstrations that relate directly to our sales efforts, including having O2DieselTM designated as a Diesel Emissions Control Strategy (DECS) fuel in California, attaining an ASTM specification for our additives and O2DieselTM; obtaining EPA verification and registration for O2DieselTM and several additional additives; obtaining approval for a DoD procurement specification for a blended fuel containing O2DieselTM and biodiesel and expanding our presence in the European market through test and demonstration efforts as well as regulatory certification. Finally, the Company intends to expand its participation in the broader biofuels industry through acquisition, strategic partnerships or joint venture arrangements that will provide operating revenue streams to support our working capital needs as well as our equity requirements.

North America:

        Our focus for North America continues to be to target key geographical areas and specific diesel markets based upon:

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

        In the U.S., O2Diesel's sales and marketing efforts will be focused on fleet and port sales in the state of California where DESC solutions have been mandated, general fleet customers (municipal or private transits, commercial vehicles or off-road applications) seeking higher usage of alternative fuels, and non-tactical vehicle fleet usage within the DoD. Until we have commercialized our technology in the US, no significant resources will be devoted to Canada.

        We maintain a small internal sales force to advance our sales efforts. Since 2004, our sales force has identified a number of potential customers that fit the profile to use O2DieselTM. These have been mainly centrally fueled fleets that were served by jobbers. In selling to these customers, we have overcome several challenges that were primarily centered on the logistics for delivering O2DieselTM to the customer. O2Diesel has implemented several parallel strategies to attain our sales goals, and we are continuing to perfect these strategies in all of our global markets.

        The first element of our strategy deals with the general distribution channel for O2DieselTM fuel. Here, we have adopted two methodologies. First, we have signed distribution agreements with 16 jobbers, who in turn have centrally fueled fleets as their customers. We sell our additive directly to these jobbers and, if required, assist them in purchasing ethanol by either locating ethanol suppliers or purchasing and reselling ethanol to them. However, we will only purchase ethanol as an accommodation to a jobber, because we do not wish to tie-up our limited working capital to finance the purchase of ethanol. In some cases, we will obtain potential customers or test demonstrations directly and then take initial responsibility for the logistics required to deliver O2DieselTM to the customer. To achieve this end, we continue to work with fuel distributors that have the ability to blend diesel fuel, ethanol and additives for delivery to a customer's central fueling location. Under either method, the jobbers blend our additive and ethanol with diesel fuel and then sell O2DieselTM to their customers.

        Whether we work with the jobber initially or after we have already identified our customer, the Company must assure the quality and reliability of the distribution of O2DieselTM. To achieve this, our sales force and technical staff work jointly with both the jobber and the customers to assist in the transition from the use of regular diesel fuel to O2DieselTM. A key part of working with each customer is to provide safety and training materials covering the use of our fuel. In addition, O2Diesel's technical staff works with each customer in the process of purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. In some cases, we are responsible for sourcing and installing these devices while, in other cases, our technical staff has only an oversight role. Finally, our technical staff will work with the customer to insure that its storage facilities are clean and are compatible for storing and dispensing O2DieselTM.

        Under our second distribution method, we will market directly to large centrally fueled fleets, government municipalities and others that operate centrally fueled fleets of diesel powered equipment and maintain their own blending and storage facilities. These target customers may initially include truck, bus and school bus fleets, construction and mining companies as well as port facilities, and, later on, railroads, agricultural users, and the military. In this regard, the Company experienced expanded commercial success in 2007 with its activities at the Port of Long Beach and is currently pursuing additional opportunities in this market segment. Our efforts in the on-road truck, bus and school fleet markets will require successful EPA registration for O2DieselTM.

        Additionally, the Company announced that the U.S. Air Force had approved the expansion of its successful test demonstration with a USAF base in Nevada and has increased this to include two additional bases in North Dakota and Louisiana. Upon the successful conclusion of these two demonstrations, the Company expects to complete the development of a formal purchasing specification for O2DieselTM that will allow for full scale commercial supply of its product to non-tactical equipment throughout all DoD installations.

        Under this distribution method, we will supply our additive and may purchase the ethanol for delivery to the fleet operator, although our clear preference is to not finance the purchase of ethanol for our customers. In the process of transitioning a customer's fleet to O2DieselTM, we need to put in place the same logistical support to insure that fuel is delivered on a timely basis. With these large fleet customers, our technical staff works closely with each in all facets necessary to prepare the vehicles or other equipment to use O2DieselTM. This includes a review of the customer's fueling facilities for cleanliness and compatibility to O2DieselTM, arranging for the cleaning of tanks and filtering systems as necessary, as well as either purchasing and installing flame arrestors and other devices or assisting the customer to do so.

        Through both distribution methods, we have continued to establish and improve the logistics network required for the delivery of O2DieselTM to fleet and demonstration customers alike. These efforts have centered on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. At the end of 2007, the Company continued to maintain a negotiated supply agreement with an ethanol industry group to obtain a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers.

        In another logistical initiative, the Company had previously entered into an agreement to acquire an 80% ownership share in ProEco, which was planning to build a 56 million gallon Ethanol Plant in South Dakota. As described earlier, this project has been deferred due to the current unfavorable market conditions for raising capital for ethanol plant construction. In 2008, the Company plans to continue its efforts to acquire ethanol production capacity in order to obtain a reliable source of high quality, competitively priced ethanol for the Company to use in developing its commercial markets.

        A final element of our marketing strategy has been to implement fleet demonstrations that document the effectiveness of our product. Many of these demonstrations have been funded under government grants and appropriations, however others have been supported directly by the Company. In 2004, we developed a sales and marketing concept styled as CityHomeTM, which we have used successfully as an important component of our test/demonstration strategy. This program stressed the environmental benefits of our fuel and was designed to improve the air quality in urban locations. In short, CityHomeTM provided a means for municipal transit agencies to convert their fleets to O2DieselTM without having to pay the higher costs of our fuel.

        Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we designed a program which permitted the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, have paid sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHomeTM program. In return for sponsorship payments, each sponsor has been given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees become additional revenue for us and are recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statement of operations. With regard to the advertising space, since the CityHomeTM program is still limited in the number of installations and since we have been unable to assess the fair market value of the advertising space received, we have assigned no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

        To date, we have used this initiative as an important component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us to get this initiative started. However, while we have received sponsorship funding for several CityHomeTM programs, fleet demonstrations executed under this program have required significant financial support from the Company. As a result, we have decided to limit new CityHomeTM programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. In 2006, we had four municipal fleets in smaller cities in the Midwest use O2DieselTM in CityHomeTM installations. At the end of 2007, we had successfully concluded three of these programs as well as an initiative in the Midwest with a company that operates both school bus and tour bus fleets. The Company currently is continuing its longest running CityHomeTM program in Lincoln, Nebraska as well as a small school bus fleet in Chicago.

Europe

        In Europe, the Company continued its efforts to define the EU regulatory requirements and to identify market opportunities for testing and potential commercialization. Our efforts in this region focused on developing fuel blending capability, identifying flame arrestor and other hardware requirements for fleet fueling, working with local and EU regulators to clarify the application of existing regulations to ethanol-diesel as an alternative fuel, establishing procedures to be used to manage fleet conversions to our fuel and discussing test demonstration opportunities. The Company has implemented demonstration programs with municipal bus fleets in France and Spain. These demonstrations are funded by government grants and the Company. Upon successful conclusion of these demonstrations, it is anticipated that the Company will have fulfilled the requirements to be able to market O2DieselTM in these countries on a commercial basis. We have identified several additional fleet demonstration opportunities in Spain, the Netherlands and Belgium. We expect these or other potential customers to develop into new demonstration programs in 2008.

Asia

        In Asia, we negotiated an exclusive distribution agreement in 2006 with an Asian supplier of alternative fuels and its wholly owned subsidiary to provide funding and commercial support to develop a market in certain countries in South Asia and Asia Pacific for the Company's products. In 2007, this company announced that it had concluded a successful trial demonstration of the fuel and is supplying portions of a large municipal fleet in Karnataka, India.

South America

        In Brazil, O2Diesel is targeting customers on a very focused basis. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets. Up until 2006, we had established a small sales force and technical staff in Brazil. The roll out of our product has been much slower than planned. Obtaining government approvals and gaining market awareness has taken longer than we anticipated. In addition, the cost of ethanol in Brazil has historically fluctuated throughout the year, making it difficult to produce our blended fuel at a consistently cost competitive level. In response to these matters, we have made a decision to follow a less aggressive marketing strategy for Brazil. We have reduced our overhead and scaled back our marketing plans and staff until we have a solid base of customers in Brazil. During 2006-2007, we successfully completed our demonstrations in four test fleets, and continued our support of a municipal bus fleet in Curitiba.

        Brazil's fuel distribution system is more concentrated than in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2DieselTM to customers in Brazil. O2Diesel has decided to cooperate on a non-exclusive basis with Brazil's largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. Failure to attract additional distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.

        At the beginning of 2008, the Company has succeeded in verifying its technology in several demonstration fleets and has seen a reduction in the market price of ethanol. However, just as in the U.S., we have found that commercial success in Brazil will depend on reliable, cost competitive supplies of ethanol. It is the Company's intention to identify strategic partners in the ethanol industry in Brazil in order to negotiate such supply contracts.

        In April, 2007, the Company announced the appointment of Fair Energy, S.A. as our distributor for several new markets in Central and South America. Demonstration programs in Columbia, Paraguay and Bolivia are targeted by the Company over the next several quarters. The first of these demonstrations was initiated in the fourth quarter of 2007 in Asunción, Paraguay's capital.

Cash Requirements and Risk Factors:

Cash Requirements

        Based on current projected levels of operations and expenditures, we will need to raise additional funds over the next twelve months. At December 31, 2007, we do not have any bank trade facilities. However, if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S., Europe or Brazil as a means to finance our working capital needs.

        Given our projected level of expenses and the cash on hand as shown on our consolidated audited balance sheet at December 31, 2007, it is clear that we lack adequate cash to conduct our business according to our business plan. Throughout 2007, the Company received nearly $4.3 million (before expenses) from various private placements. In addition, we still have the opportunity to raise additional funds in 2008 from our $10.0 million agreement with Fusion Capital in 2007, assuming we meet certain conditions. Even with the capital raised in 2007, it will be necessary to raise substantial additional funds in 2008 to allow us to execute our business plan and to be in compliance with the AMEX's listing standards.

        There can be no assurance that we will be successful in our efforts to raise additional funds. Nor can there be any assurance that the Company will generate sales and collect cash to offset our operating expenses. As shown in the consolidated audited statements of operations contained in this report, we have generated only $358,464 in total revenues for calendar year 2007. As of the date of this report, we have only minimal orders on hand for either our additives or O2DieselTM. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

Risk Factors

Technical and Logistical Issues and the Availability of Ethanol

        Significant technical and logistical issues have affected our ability to generate sales in 2005, 2006 and 2007. While we have either solved or made substantial progress with these challenges over these three years, they have impeded our efforts to commercialize O2DieselTM fuel. In general, these challenges fall into the following categories: (1) logistics of delivering, storing and dispensing O2DieselTM fuel, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive supplies of fuel grade ethanol, and (4) obtaining regulatory approval and an industry accepted specification for our "e-diesel" (ethanol-diesel) fuel. O2Diesel has devised several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2DieselTM as a premium clean-burning fuel.

  (1)
  Logistics of delivery, storing and dispensing O2DieselTM fuel:    We have signed distribution agreements with sixteen jobbers, who in turn have centrally fueled fleets as their customers. We sell additive directly to these jobbers and, when required, assist them in locating ethanol supplies in order to blend these components with diesel and then sell our fuel to their customers. Alternatively, our sales force plans to sell our additive directly to companies, governmental port facilities and others that operate large centrally fueled fleets. To date, such customers have included centrally fueled truck fleets and cargo handling facilities at a major port, however our sales force plans to market to bus fleets, construction fleets, municipalities, and agricultural users. In these transactions, the Company maintains a similar working relationship with the customer's blending facilities as it does with third party jobbers. Whether we sell to the jobber or directly to the fleet customer, a key part of the relationship is to provide safety and technical training regarding the use of the fuel. In addition, our technical staff also works with customers to insure that its storage facilities are clean and are compatible for storing and dispensing O2DieselTM.

  (2)
  Sourcing and installation of flame arrestors and other devices:    As part of the process by which O2DieselTM was approved for sale in California, the California Air Resources Board established several conditions that we must adhere to on an ongoing basis. An important condition is that all storage tanks in which O2Diesel is stored and all vehicles that use the fuel must be fitted with devices know as flame arrestors. These are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. In 2004 and 2005, this issue proved to be a serious obstacle and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though this technology had been used for many years, flame arrestors in the required sizes and designs were not yet available as an "off the shelf" item for use with our fuel at that time. In addition, the Company was required to conduct significant research and development efforts to identify (and in some cases design) flame arrestors, adaptors, primer pumps and other equipment for vehicles that use O2DieselTM in different climates and driving conditions. Since that time, the flame arrestor challenge has largely been resolved for the vehicles within O2Diesel's target markets. Our technical staff works closely with each customer with regard to purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. We will work with customers to source and install these devices either directly or in a supervisory role

  (3)
  Negotiating reliable, price-competitive supplies of fuel grade ethanol:    We have confirmed that it is important to carefully select ethanol suppliers, because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2DieselTM be of a consistently high quality and that it meet certain other specifications. We continue to work closely with the industry to identify ethanol suppliers who meet our criteria. In 2007, we maintained a contract with an ethanol industry group to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers. In addition, the Company announced its intention to purchase a controlling interest in ProEco, an engineering company that is intending to build a new ethanol manufacturing facility in South Dakota. While this project has been deferred due to conditions in the financing markets for such construction projects, it remains the Company's intention to obtain ownership interest in ethanol producing facilities so that we can assure competitively priced, high quality ethanol for use in our commercialization efforts.

    In order to ensure fuel quality, we have developed a quality control function that constantly tests the ethanol, the diesel blended with our additive and the final blended fuel used by our customers. We have established our own laboratory facility to support and enhance our quality control standards, as well as to carry out the tests that are necessary to prepare a fleet for conversion to use O2DieselTM. Additionally, the Company has installed several testing devices in the field so that samples can be evaluated more efficiently than with a centralized laboratory alone.

  (4)
  Obtaining regulatory approval and an industry accepted specification for our "e-diesel" (ethanol-diesel) fuel: As previously described in the Government Approvals section, the Company is continuing its efforts to certify its additives and O2DieselTM blends under the requirements of the EPA, the CARB and the ASTM. Our progress with these certification requirements will support our efforts to develop an alternative fuel specification for the DoD. Obtaining each of these approvals is critical to successful commercialization of the Company's products.

        The Company has taken several steps since 2005 to overcome these problems and to support the introduction of O2DieselTM fuel to new customer opportunities. First, we have assembled documentation regarding the design requirements of flame arrestors and equipment used in our markets to serve as a basis for a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. We have identified several equipment vendors who we now work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. To support these efforts further, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers. Second, we have developed a checklist of procedures to be used by our technicians (in conjunction with our customer) to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. In addition, we have developed a training program that will enable our technicians to teach our customer's fleet maintenance staff about handling and storing O2DieselTM fuel, fleet modification and maintenance issues that can be expected. Third, to support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program continue to be evaluated.

        All of these issues have led to greater lead times than expected to convert fleets from using regular diesel to O2DieselTM. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. Other factors, such as the availability of the customer's vehicles for conversion, the degree of participation provided by the customer's maintenance employees and the flexibility provided to O2Diesel employees in assisting the implementation process (due to union, insurance or safety reasons) can all add to the length of time to accomplish these conversion tasks. The Company anticipates that the work completed since 2005 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.

        Another challenge to our commercialization strategy in 2007 has been the price and availability of ethanol. The Company has seen that even with a reliable supplier, the price of this commodity can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government supports and the availability and the price of competing products. For example, starting in the second quarter of 2006, many petroleum refiners began replacing methyl tertiary butyl ether (MTBE) in gasoline with ethanol. This replacement has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. Similarly, the demand for corn has increased significantly, since this commodity is the primary ingredient in the production of ethanol. In addition, since most ethanol is transported by rail, freight costs continue to play a larger role in its price, particularly when the end users are geographically distant from the production facilities. While production quantities of ethanol have continued to increase, the rise in its production and distribution costs have made the cost of O2DieselTM increase in relation to convention diesel fuel throughout 2007. It is the Company's strategy going forward to help control the costs of ethanol by continuing our contract with the ethanol industry group at preferred prices and continuing our efforts to acquire production capacity from projects like the ProEco acquisition.

        These challenges have presented significant hurdles to commercializing our technology. In many cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which is helpful as we continue our efforts to commercialize our technology in the U.S., Europe, and other markets. We have been encouraged to see a port facility and a municipal bus fleet that have been successfully utilizing the fuel for approximately three years. Even with this technical knowledge, we will need to continue to refine our efforts in this area as well as attain the appropriate regulatory certification in order to bring on greater numbers of customers and to better predict the cost and timing of work required to have fleets conform to the requirements of using our product.

Listing on AMEX

        The Company has been actively involved in raising equity to fund its working capital requirements and to fulfill the listing standards of the AMEX. In December 2004, the Company was notified by AMEX that it had not met the required listing standards because of its continuing losses and the fact that our shareholders' equity had fallen below $2.0 million. In accordance with a plan submitted to the AMEX on February 15, 2005, and subsequently revised on April 5, 2006, the Company raised $1.45 million pursuant to the exercise of warrants and the closing of three private placements totaling $7.5 million. On July 17, 2006, the Company received a letter from the AMEX indicating that the Company had regained compliance with the listing requirements of the Exchange.

        On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because of its continuing losses and the fact that our shareholders' equity had fallen below $6.0 million. In accordance with a plan submitted to the AMEX on July 27, 2007, the Company raised $0.5 million from a potential $10.0 million private placement, $2.52 million in a separate private placement and $1.25 million in a third private placement. In addition, the Company had intended to raise additional new equity in conjunction with its acquisition of ProEco. We anticipated that these actions would enable us to meet or exceed the equity requirements of the Exchange. On September 13, 2007, the AMEX approved this plan.

        On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008. These agreements were subsequently extended again until February 29, 2008. On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008. The Company and ProEco have agreed to continue to develop the Ethanol Plant when conditions in the capital markets improve. On February 7, 2008, the Company received a notice from the AMEX that due to this deferral of the ProEco project, the Company was no longer demonstrating progress consistent with the July 27, 2007 plan and was commencing action to de-list the Company's common stock. The Company filed an appeal of the AMEX's action on February 12, 2008 and is waiting to present the Company's plan to remain on the Exchange at a hearing scheduled for April 15, 2008.

        If the Company's common stock were to be de-listed by the AMEX, the Company believes its shares would continue to be traded as a bulletin board stock.

Research & Development:

        The Company has 82 patents granted or applications pending for nine different proprietary fuel and additive product inventions registered with the international WIPO (PCT) Registration System. Seven inventions currently have 40 patents granted, and 23 applications pending in 22 different countries in Europe, North America, South America and Asia. Two additional inventions currently have 19 patent applications pending and about to undergo examination in 16 different countries. In August 2008, one of these inventions could be the subject of further patent applications in several additional countries worldwide which are members of the Patent Cooperation Treaty. During this period, O2Diesel's intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

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

        We have registered a trademark in the U.S. and the European Union for a mark which includes the words and numbers O2DieselTM as well as a figurative logo of the words. We also registered trademarks for "CityHome" (and design) in eight classes of goods and services, "TODAY'S CLEAN AIR SOLUTION TOMORROW'S BRIGHTER FUTURE" and "CITYHO2ME", each covering one class of goods and services.

        During 2007, we incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. More specifically, in 2007, we incurred expenses of approximately $1.4 million in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

        At the start of 2008, we have government test programs in progress with total remaining costs to complete of approximately $1.1 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2DieselTM and to show that the fuel performs well in specific applications.

        Included in the foregoing programs is a product demonstration in Nevada to test O2DieselTM in non-tactical military equipment. Other programs underway include completing the protocols to allow O2DieselTM to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board. O2DieselTM is conducting demonstrations with a number of school bus and transit agencies testing O2DieselTM as well as O2DieselTM blended with B20 in various weather conditions, engine types, and uses. Still other tests have included using O2DieselTM in large mining equipment as well as seeking to obtain a military procurement specification for the fuel. In January 2006, we initiated a project to develop a fuel that would meet EPA's alternative fuel requirements for the military. Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

        We will also continue to devote time and to invest in the design and development of flame arrestor technology. We have found that this is more labor intensive and time consuming rather than requiring large outlays of capital. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. We expect this work to continue in 2008.

        In 2007, we did not conduct additional research and development projects in Brazil. However, we continued a fleet demonstration in Curitiba as a further effort to obtain approvals for O2DieselTM from the agencies that are responsible for the country's petroleum industry and environmental laws.

        These approvals are administered and granted by two Brazilian agencies—ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2DieselTM may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2DieselTM as an alternative diesel fuel. In addition, IBAMA, approved O2DieselTM for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2DieselTM to be sold to specific customers and for specific regions in Brazil. In 2005, O2Diesel fuel received approvals from the environmental and health secretaries of the Cities of Rio de Janeiro, Curitiba and Maringá.

        O2Diesel fuel has also become the first alternative fuel to be certified by the TECPAR's national certification program Transporte Limpo (Clean Transport). For 2007, we do not anticipate spending any funds on various product and vehicle tests in Brazil.

Employees:

        At present, O2Diesel has fourteen full-time employees, thirteen of which are in the U.S., one is in Europe and no employees at ProEco. We have one part-time employee. During this past year, we have relied on consultants to assist in commercializing our technology and to help us in key technical areas. We expect to continue this practice in 2008. At present, we employ seven consultants in the U.S.; three in marketing and business development, one laboratory technician, one chemist; and two in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

        We will add new personnel in 2008 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2008. We anticipate continuing to employ eleven consultants serving in most of the same capacities in 2008 as in 2007.

Item 7.    Financial Statements

        The Company's Consolidated Financial Statements are filed with and begin on Page F-1 of this Report.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        There were no disagreements with accountants on accounting and financial disclosures during the fiscal year 2007 that were not previously disclosed.

Item 8A.    Controls and Procedures

        Disclosure adjustment to Internal Controls:

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluation the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal year, there have not been any changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

Item 8B.    Other Information

        There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2007 that were not filed.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

        The following sets forth the names and ages, as of March 19, 2008, of the nominees for election to the Board of Directors, as well as the directors whose terms will continue, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position
Hendrik Rethwilm	43	Director
Karim Jobanputra	44	Director
David L. Koontz	65	Director
Alan R. Rae	49	Chief Executive Officer, President and Director
E. Holt Williams	65	Director
Arthur E. Meyer	80	Chairman, Board of Directors
Jeffrey L. Cornish	56	Director
Gerson Santos-Leon	48	Director
David Shipman	60	Chief Financial Officer

        Hendrik Rethwilm has been a Director since July 15, 2003 and serves on the Governance and Compensation Committees. From 1993-1999, he worked with PricewaterhouseCoopers in its corporate finance department focusing on financial and organizational restructuring of medium-to-large sized companies. Subsequently, from 2000-2001, Mr. Rethwilm worked with a subsidiary of Ericsson, the Swedish mobile phone producer, as a financial executive advising on mobile eCommerce. During his tenure with Ericsson, Mr. Rethwilm also developed a venture capital arm within Ericsson Consulting to invest in companies developing applications for the mobile eCommerce sector. Currently, Mr. Rethwilm is self-employed and provides consulting services to various companies in the areas of corporate finance and business development. He previously served on the board of directors of Rapidtron, Inc., a company that trades on the OTCBB under the symbol "RPDT", but resigned effective December 31, 2003.

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

        David L. Koontz has been Chief Financial Officer for WLG, Inc. since August, 2005. From July 15, 2003 to August 6, 2005 he was the Chief Financial Officer and Secretary of the Company and has been a Director of the Company since July 15, 2003. He joined the AAE Group in September 2002, serving first as the Chief Financial Officer and Secretary of O2Diesel, Inc. Prior to joining the Company, Mr. Koontz had worked primarily as an independent business consultant, mostly with businesses located in Asia, for the period January 2000 to September 2002. During 1999, Mr. Koontz acted as a consultant and chief financial officer for an apparel company in Boulder, Colorado. Mr. Koontz was a partner with Arthur Andersen & Co. until 1988 and holds a CPA certificate. Mr. Koontz currently serves on the Board of Directors and Audit Committee of RGGL, Inc.

        Alan R. Rae has been the Chief Executive Officer and a Director of the Company since July 15, 2003, the Secretary since August 6, 2005 and President between July 15, 2003 to July 28, 2005 and since September 20, 2007. Mr. Rae joined the AAE Technologies group of companies in 1997, and has served as a Director and an executive of several companies within the group. In August 1999, he became a Director and President of AAE Technologies, Inc. (now O2Diesel Inc.), and in October 2000 became a Director and Chief Operating Officer of AAE Technologies International PLC and continues to hold these positions in both companies. Mr. Rae was a Director and the Chief Executive Officer of AAE Holdings plc (UK) from October 1998 until September 2001. He was the Chief Executive Officer and a Director of AAE Technologies Ltd. from October 1997 until September 2001. Mr. Rae currently serves on the Board of Directors and Compensation Committee of ReoStar Energy Corporation.

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

        David H. Shipman has been the Chief Financial Officer of the Company since October 1, 2005. Prior to joining the Company, Mr. Shipman was the Vice President/Chief Operating Officer at Kurz-Hastings, Inc. ("Kurz"). Prior to his position as Chief Operating Officer at Kurz, he served as the company's Chief Financial Officer and Controller for 18 years. Before his service with Kurz, he spent four years as a management consultant at Deloitte Haskins & Sells and three years as an officer in the United States Air Force. Mr. Shipman holds a professional certification as a CPA, and has an M.B.A., Finance from the Wharton School, a B.A., English from Trinity College and a M.S. Communications from Boston University.

Audit Committee

        On May 27, 2004, the Board established and approved an Audit Committee. The Audit Committee has three members, Mr. E. Holt Williams (Chairman), Mr. Jeffrey L. Cornish and Mr. Arthur E. Meyer. The Board has determined that two directors who serve as members of the Audit Committee, Mr. Williams and Mr. Cornish, are "financial experts" as defined in SEC rules.

Code of Business Conduct and Ethics

        On June 29, 2004, the Board adopted a Code of Business Conduct and Ethics ("Code of Conduct") that applies to all of the Company's employees. A copy of the Code of Conduct is available on our website http:/www.o2diesel.com. The Code of Conduct addresses the professional, honest and candid conduct of each director, officer and employee; conflicts of interest, disclosure process, compliance with laws, rules and regulations, (including insider trading laws); corporate opportunities, confidentiality, fair dealing, protection and proper use of Company assets; and encourages the reporting of any illegal or unethical behavior. We intend to post notice of any waiver from, or amendment to, any provision of our Code of Conduct on our web site.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed by such reporting persons.

        To our knowledge, based solely on our review of such forms furnished to the Company and written representations from certain reporting persons, except for one director, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2007. Director Arthur Meyer filed a Form 4 in connection with the purchase of shares one day late. This missed filing was inadvertent and the required filing has since been made.

Item 10.    Executive Compensation

        The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Named Executive Officers for the fiscal years ended December 31, 2006 and December 31, 2007.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)(1)		Bonus ($)(2)		Stock Awards ($)(3),(4)		Option Awards ($)(4)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)(5)		All Other Compensation ($)(7)			Total ($)
Alan Rae Chief Executive Officer	2007 2006	$ $	254,000 254,000	$ $	100,000 0	$ $	0 0	$ $	18,350 13,610	$ $	0 0	$ $	0 0	$ $	26,653 30,531		$ $	399,003 298,141
Richard Roger President & COO	2007 2006	$ $	145,833 250,000	$ $	75,000 0	$ $	218,334 0	$ $	47,639 108,890	$ $	0 0	$ $	0 0	$ $	124,340 15,012	(6)	$ $	611,146 373,902
David H. Shipman Chief Financial Officer	2007 2006	$ $	210,000 177,500	$ $	0 0	$ $	0 0	$ $	20,825 46,550	$ $	0 0	$ $	0 0	$ $	20,513 17,967		$ $	251,338 242,017

(1)
In addition to his position as the Chief Executive Officer, Mr. Rae serves on the Board of Directors, but does not receive any compensation for service as a Director. On March 26, 2007, the Board of Directors increased David Shipman's salary to $210,000, effective as of January 1, 2007.

(2)
Pursuant to the terms of his employment agreement, Mr. Roger received a special bonus of $75,000 in January 2007.

On August 29, 2007, the Board of Directors established a bonus plan for Mr. Rae for the year ended December 31, 2007. Pursuant to the terms of this bonus plan, Mr. Rae could earn up to $150,000 based on the achievement of certain goals and key management objectives. In 2007, Mr. Rae was awarded $100,000 under this bonus plan.

(3)
On November 16, 2006, the Board of Directors approved a grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company's 2004 Stock Incentive Plan (the "Stock Incentive Plan") and Mr. Roger's employment agreement, and the award was revised by the terms of his Separation Agreement. Mr. Roger received his first award of 166,667 shares on January 1, 2007, which were valued at $0.82 per share. Pursuant to his Separation Agreement, of the remaining shares, 166,667 shares vested on the date of the Separation Agreement and 166,666 shares of restricted stock will vest on July 31, 2008, and Mr. Roger agreed not to sell or transfer these shares until after July 31, 2008. The shares that vested on July 31, 2007 were valued at $0.49 per share.

(4)
These amounts reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and December 31, 2007, in accordance with Statement of Financial Accounting Standards 123(R) ("SFAS 123(R)") for awards pursuant to the Stock Incentive Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company's audited financial statements for the fiscal year ended December 31, 2007.

(5)
The Company maintains a voluntary 401(k) plan for its employees and did not make any contributions in 2007. The Company does not maintain any other qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

(6)
On August 1, 2007, Mr. Roger left his employment with the Company. In connection with his leaving, Mr. Roger nad the Company entered into a Separation Agreement, dated August 1, 2007, and Mr. Roger will receive severance payments, which is included in the "All Other Compensation" column and health benefits from the Company in accordance with his Employment Agreement.

(7)
The following table provides additional information about the amounts that appear in the "All Other Compensation" amounts in the Summary Compensation Table for 2007.

Name	Year	Car Allowance	Health Insurance Premiums	Severance Payments	All Other Compensation
A. Rae	2007	$12,000	$14,653	$0	$26,653
R. Roger	2007	$7,000	$13,174	$104,166	$124,340
D. Shipman	2007	$12,000	$8,513	$0	$20,513

GRANTS OF PLAN BASED AWARDS FOR FISCAL YEAR 2007

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Alan Rae	8/29/2007		$150,000
	11/9/2007								250,000	$1.50	$18,250

(1)
On August 29, 2007, the Board of Directors established a bonus plan for Mr. Rae for the year ended December 31, 2007. Pursuant to the terms of this bonus plan, Mr. Rae could earn up to $150,000 based on the achievement of certain goals and key management objectives. In 2007, Mr. Rae was awarded $100,000 under this bonus plan for his efforts regarding the fundraising of $10.0 million in common stock, the closing of a $2.52 million private placement; the efforts on the raising of financing for the ProEco Energy Company transaction and the continued efforts to obtain regulatory certification for O2Diesel™ with the CARB, EPA and ASTM.

(2)
On November 9, 2007, the Board of Directors awarded Mr. Rae a stock option for 250,000 shares of common stock. The amount included in the above table reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007, in accordance with SFAS 123(R) for awards pursuant to the Stock Incentive Plan. Assumptions used in the calculation of this amount are included in footnote 2 to the Company's audited financial statements for the fiscal year ended December 31, 2007.

        There were no other stock based awards under the Stock Incentive Plan in 2007 to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

        The following table sets forth the outstanding equity awards of the Named Executive Officers as of December 31, 2007.

	Option Awards						Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)(4)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan Rae Chief Executive Officer	1,500,000	(1)			$1.50	7/14/2013
Richard Roger President & COO(3)							166,666	(2)	$53,333
David H. Shipman Chief Financial Officer	301,500	(4)	148,500		$1.50	10/1/2015

(1)
Mr. Rae's option vested 34% on July 15, 2004 and 16.5% every six months thereafter.

(2)
On November 16, 2006, the Board of Directors approved a grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company's Incentive Plan and Mr. Roger's employment agreement, and the award was revised by the terms of his Separation Agreement. Mr. Roger received his first award of 166,667 shares on January 1, 2007, which were valued at $0.82 per share. Pursuant to his Separation Agreement, of the remaining shares, 166,667 shares vested on the date of the Separation Agreement and 166,666 shares of restricted stock will vest on July 31, 2008, and Mr. Roger agreed not to sell or transfer these shares until after July 31, 2008. The shares that vested on July 31, 2007 were valued at $0.49 per share.

(3)
All of Mr. Roger's 1,200,000 options vested on August 1, 2007, the date of his Separation Agreement, and in accordance with the Stock Incentive Plan, Mr. Roger had thirty days to exercise these options. Mr. Roger's options expired unexercised on August 31, 2007.

(4)
Mr. Shipman's option vested 34% on October 1, 2006 and 16.5% every six months thereafter.

(5)
Mr. Roger had 166,666 shares of restricted stock awarded on November 16, 2006 that were not vested on December 31, 2007. These shares were valued using the closing price per share on December 31, 2007, which was $0.32.

OPTION EXERCISES AND STOCK VESTED

        There were no options exercised during the year ended December 31, 2007. A portion of the restricted stock awarded to Richard Roger in 2006 vested in 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)(1)	Value Realized on Vesting($)(1)
Richard Roger	—	—	333,333	$220,834

(1)
This column includes the shares of restricted stock awarded on November 16, 2006 that vested on January 1, 2007 and July 31, 2007. On January 1, 2007, 166,667 shares of restricted stock vested at the average of the high and low price of common stock on December 29, 2006, which was $0.805 and on July 31, 2007, 166,667 shares of restricted stock vested at the average of the high and low price of common stock on July 30, 2007, which was $0.52.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

        The Company maintains a voluntary 401(k) plan for its employees and did not make any contributions in 2007. The Company does not maintain any other qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS

        The Company has the following Employment Agreements with its Named Executive Officers:

Alan Rae, Chief Executive Officer

        In July 2003, the Company entered into an Employment Agreement with Alan R. Rae, to serve as our President and Chief Executive Officer. Pursuant to the Employment Agreement, Mr. Rae is entitled to an annual base salary of $254,000 per year and is eligible to receive an annual bonus, at the discretion of the Board, of 100% of his base salary. He is also entitled to reimbursement for health insurance premiums and a car allowance. Pursuant to the agreement, the Company granted Mr. Rae 1,500,000 stock options at an exercise price of $1.50 per share in 2005, which were granted pursuant to the Company's Stock Incentive Plan and were approved by the Board on September 29, 2005. On November 11, 2005, Mr. Rae relinquished his options to the Company to purchase 250,000 shares of common stock. The agreement continues in effect until terminated by either Mr. Rae or the Company by written notice or upon the death or disability of Mr. Rae. If the agreement is terminated by disability, Mr. Rae is entitled to receive his salary until he begins to receive disability benefits, to receive a prorated portion of any bonus he would otherwise have been entitled to receive and to be paid for any accrued but unused vacation. The agreement also provides that any inventions discovered by Mr. Rae during service to the Company shall be the property of the Company, and contains confidentiality, non-disparagement and non-competition provisions.

        On November 9, 2007, the Board of Directors appointed Mr. Rae as the Company's President.

Richard Roger, Chief Operating Officer

        On June 9, 2005, the Company entered into an Employment Agreement with Richard Roger to serve as our President and Chief Operating Officer. The terms of Mr. Roger's Employment Agreement are substantially similar to the terms of Mr. Rae's Employment Agreement, as described above, except that Mr. Roger is entitled to an annual base salary of $250,000 per year and 1,250,000 stock options, of which 1,000,000 shares were approved by the Board on September 29, 2005 and 250,000 shares were approved by the Board on November 11, 2005. The Board agreed if Mr. Roger leaves the Company before all of the additional 250,000 shares vest, the remaining unvested portion will be granted to the executive officer who relinquished these options. Effective July 2005, Mr. Roger was promised 500,000 shares of restricted stock at par value, vesting annually in equal amounts over three years commencing on January 1, 2007, with payment of the third award to be made on January 1, 2009.

        On August 1, 2007, the Company entered into a Separation Agreement with Mr. Roger. Mr. Roger will receive severance payments and health benefits from the Company in accordance with his Employment Agreement. Mr. Roger's Separation Agreement includes continuing obligations relating to confidentiality, non-competition and non-solicitation. The Separation Agreement also provides for a release by Mr. Roger of any and all claims he may have against the Company. In addition, all of Mr. Roger's options vested as of the date of the Separation Agreement and in accordance with the Incentive Plan, Mr. Roger had thirty days to exercise these options, which expired unexercised. Finally, 166,666 of the remaining shares will vest on July 31, 2008. Mr. Roger agreed not to sell or transfer these shares until after that date.

David H. Shipman, Chief Financial Officer

        Effective October 1, 2005, the Company entered into an Employment Agreement with David H. Shipman to serve as our Chief Financial Officer. The terms of Mr. Shipman's Employment Agreement are substantially similar to the terms of Mr. Rae's Employment Agreement, as described above, except that Mr. Shipman is entitled to an annual base salary of $177,500 per year and 450,000 stock options, which were approved by the Board on September 29, 2005. On March 26, 2007, the Company amended Mr. Shipman's employment agreement, increasing his salary to $210,000, effective as of January 1, 2007.

Compensation Upon a Change of Control

        Each of these employment agreements provides for certain compensation in the event of termination without cause or a change in control. In either event, the Company will (i) continue to make monthly payments of base salary and health insurance premiums for 12 months (15 months for Mr. Rae), (ii) pay a pro-rated bonus to which the executive would have otherwise been eligible, (iii) cause any unvested options granted to the executive to vest immediately, (iv) pay the executive for any unused accrued vacation time, and (v) reimburse the executive for expenses that would otherwise be entitled. In the case of Mr. Rae, the Company will reimburse his expenses reasonably incurred in connection with his and his family's repatriation to the United Kingdom. In general, the employment agreement defines a change in control if more than fifty percent (50%) of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization.

DIRECTOR COMPENSATION

        The following table sets forth the aggregate compensation paid or accrued by the Company to the Directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)(2)(3)	Stock Awards ($)	Option Awards ($)(4)(5)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arthur E. Meyer Chairman	$60,000		$14,199				$74,199
Hendrik Rethwilm	$30,000		$—				$30,000
Karim Jobanputra	$30,000		$—				$30,000
David L. Koontz	$30,000		$—				$30,000
E. Holt Williams	$35,000		$7,100				$42,100
Jeffrey L. Cornish	$33,000		$7,100				$40,100
Gerson Santos-Leon	$—		$—				$—
Alan Rae(1)	$—		$—				$—

(1)
In addition to his position as the Chief Executive Officer, Mr. Rae serves on the Board of Directors, but does not receive any compensation as a Director. The compensation reflected in the Summary Compensation Table represents his total compensation for the years 2006 and 2007.

(2)
In addition to his director fees, Mr. Williams was paid an additional $5,000 for serving as the Audit Committee chairman.

In addition to his director fees, Mr. Cornish was paid an additional $3,000 for serving as the Compensation Committee chairman.

In addition to being a director of the Company, Mr. Gerson Santos Leon serves as the Director of R&D and Corporate Development for Abengoa Bioenergy R&D ("ABRD"). ABRD's corporate policy states employees who serve as outside directors must assign all director compensation to ABRD. Accordingly, Mr. Santos Leon's director's fees for 2007 in the amount of $30,000 were paid directly to ABRD.

(3)
On August 31, 2007, the Company decided to freeze the payment of any fees to directors until market conditions improve.

(4)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R) for awards pursuant to the Stock Incentive Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 2 to the Company's audited financial statements for the fiscal year ended December 31, 2007.

Options for directors vest over the first three years of the ten-year option term, 34% in the first year and 16.5% every six months thereafter.

(5)
As of December 31, 2007, each director had outstanding options to purchase the indicated number of shares of the Company common stock: Arthur E. Meyer, 400,000; Hendrik Rethwilm, 750,000; Karim Jobanputra, 750,000; David L. Koontz, 200,000; E. Holt Williams, 200,000; and Jeffrey L. Cornish, 200,000.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Composition Plan Information

        The following table provides information as of December 31, 2007 related to the equity compensation plans in effect at that time:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity Compensation Plans approved by shareholders	6,175,000	$1.45	3,575,000
Equity Compensation Plans not approved by shareholders	0	0	0

Totals	6,175,000	$1.45	3,575,000

        The following table sets forth certain information as of December 31, 2007, regarding the beneficial ownership of the Company's common stock by (i) those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, (ii) each of the named executive officers, (iii) each director, or nominee for director, of the Company, and (iv) all current directors and executive officers as a group.

        Beneficial ownership is determined in accordance with SEC rules computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person.

        Except as indicated in the footnotes to this table, each stockholder named in the table below has sole voting and investment power for the shares shown as beneficially owned by them. Percentage of ownership is based on 87,298,674 shares of common stock outstanding on March 19, 2008. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after December 31, 2007 are deemed exercised and outstanding, while these shares are not deemed exercised and outstanding for computing percentage ownership of any other person.

Directors, Officers and 5% Shareholders	Shares Directly and Beneficially Owned	Percent
Abengoa Bioenergy R&D Inc. c/o Crochet & Crochet Squaidelile, Geneva, Switzerland	9,273,102	10.6%
UBS AG 100 Liverpool Street London EC2m2RH	8,000,000	9.2%
Standard Bank Plc 25 Dowgate Hill London EC4R 2SB	5,000,000	5.7%
Alan Rae (a) 100 Commerce Drive, Suite 301 Newark, Delaware 19713	2,107,736	2.4%
Karim Jobanputra 100 Commerce Drive, Suite 301 Newark, Delaware 19713	774,000	*
Hendrik Rethwilm 100 Commerce Drive, Suite 301 Newark, Delaware 19713	750,000	*
Arthur Meyer 100 Commerce Drive, Suite 301 Newark, Delaware 19713	343,000	*
David H. Shipman 100 Commerce Drive, Suite 301 Newark, Delaware 19713	306,500	*
David Koontz 100 Commerce Drive, Suite 301 Newark, Delaware 19713	290,512	*
E. Holt Williams 100 Commerce Drive, Suite 301 Newark, Delaware 19713	208,395	*
Jeffrey Cornish 100 Commerce Drive, Suite 301 Newark, Delaware 19713	167,000	*

*
Less than 1%.

(a)
Mrs. Victoria Rae (spouse) owns 599,235 shares of the Company's common stock and Mr. Rae disclaims beneficial ownership of the shares held by Mrs. Victoria Rae.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions.

        The Company has operated under a Code of Conduct for many years. The Company's Code of Conduct requires all employees, officers and directors, without exception, to avoid engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company's interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

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

Director Independence

        In accordance with AMEX rules, the Board affirmatively determines the independence of each Director and nominee for election as a Director in accordance with AMEX's independence standards as set forth in Section 803A of the AMEX Company Guide. Based on these standards, at its meeting held on March 20, 2008, the Board determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Mr. Meyer, Mr. Rethwilm, Mr. Williams, Mr. Cornish and Mr. Santos-Leon.

Item 13. Exhibits

        (a) Exhibits

        Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index below.

3.1(1)	Certificate of Amendment, amending the Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Certificate of Eliminating Reference to the Company's Series A Convertible Preferred stock and Series B Convertible Preferred Stock from the Certificate of Incorporation of O2Diesel Corporation, dated December 6, 2006
4.1(4)	Specimen Stock Certificate
10.1(5)	Form of Employment Agreement between O2Diesel Corporation and Alan Rae*
10.2(5)	Cooperation agreement between Cognis and AAE+
10.3(6)	Letter dated September 23, 2003 from the California Air Resources Board
10.4(7)	Employment Agreement by and between O2Diesel Corporation and Richard Roger*
10.5(8)	Employment Agreement by and between O2Diesel Corporation and David Shipman*
10.6(9)	Common Stock and Warrant Purchase Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10.7(9)	Commercial Agreement by and between O2Diesel Corporation and Abengoa Bioenergy R&D, Inc.
10.8(9)	Form of Warrant for Abengoa Bioenergy R&D, Inc.
10.9(10)	Form of Incentive Stock Option Agreement*

10.10(11)	Common Stock and Warrant Agreement, by and between O2Diesel Corporation and Energenics Holdings Pte Ltd+
10.11(11)	Supply and Distribution Agreement+
10.12(11)	Form of Warrant
10.13(11)	Form of Additional Warrant
10.14(11)	Amendment No. 1 to Common Stock and Warrant Purchase Agreement+
10.15(12)	Form of Restricted Stock Agreement*
10.16(13)	Share Exchange Agreement, by and among O2Diesel Corporation, ProEnergy Company, Inc., and its shareholders
10.17(14)	Common Stock Purchase Agreement, dated as of February 16, 2007, by and between O2Diesel Corporation and Fusion Capital Fund II, LLC
10.18(14)	Registration Rights Agreement, dated as of February 16, 2007, by and between O2Diesel Corporation and Fusion Capital Fund II, LLC
10.19(15)	O2Diesel Corporation 2004 Stock Incentive Plan, as amended.*
10.20(13)	Amendment No. 1 to David Shipman's Employment Agreement*
10.21(13)	Supply and Distribution Agreement, by and between O2Diesel Corporation and Fair Energy S.A.+
10.22(16)	Form of Common Stock and Warrant Purchase Agreement for $2.52 million Private Placement
10.23(16)	Form of Warrant for $2.52 million Private Placement
10.24(17)	Separation Agreement with Richard Roger*
10.25(18)	Common Stock and Warrant Purchase Agreement, dated as of October 17, 2007, by and between O2Diesel Corporation and Energenics Holdings Pte Ltd+
10.26(18)	Licence Agreement, dated as of November 9, 2007, by and between O2Diesel Europe Limited and O2Diesel Asia Limited
10.27(18)	Licence Agreement, dated as of November 9, 2007, by and between O2Diesel Corporation and O2Diesel Asia Limited+
10.28(18)	Shareholders Agreement, dated October 17, 2007, by and between O2Diesel Europe Limited, Energenics Holdings Pte Ltd. and O2Diesel Asia Limited+
10.29(18)	Form of Investment Warrant
10.30(18)	Form of JV Warrant
10.31(18)	Form of Market Development Warrant
10.32(18)	Amendment No. 1 to Common Stock and Warrant Purchase Agreement, dated as of December 10, 2007, by and between O2Diesel Corporation and Energenics Holdings Pte Ltd
10.33(18)	Form of Additional Warrant
10.34(18)	Letter Agreement, effective as of January 2, 2008, by and between O2Diesel Corporation and ProEco Energy Company
10.35(18)	Letter Agreement, effective as of February 2, 2008, by and between O2Diesel Corporation and ProEco Energy Company
21(18)	Subsidiaries of O2Diesel Corporation
23.1(18)	Consent of Mayer Hoffman McCann P.C.
31.1(18)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(18)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(18)	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006, and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 14, 2007, and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on December 11, 2006, and incorporated herein by reference.

(4)
Previously filed as an exhibit to the Company's registration statement on Form SB-2 filed with the SEC on June 30, 2000, as amended on September 19, 2000, November 3, 2000, and December 22, 2000, and incorporated herein by reference.

(5)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on July 30, 2003, and incorporated herein by reference.

(6)
Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2003, filed with the SEC on November 19, 2003, and incorporated herein by reference.

(7)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on August 3, 2005, and incorporated herein by reference.

(8)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on October 5, 2005, and incorporated herein by reference.

(9)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on November 2, 2005, and incorporated herein by reference.

(10)
Previously filed as an exhibit to the Company's current report on Form 8-K/A filed with the SEC on July 28, 2006 and incorporated herein by reference.

(11)
Previously filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 14, 2006 and incorporated herein by reference.

(12)
Previously filed as an exhibit to the Company's current report on Form 8-K filed on December 19, 2006 and incorporated herein by reference.

(13)
Previously filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 27, 2007, and incorporated herein by reference.

(14)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on February 20, 2007 and incorporated herein by reference.

(15)
Previously filed as Annex C to the Company's Proxy Statements filed with the SEC on June 5, 2006, and incorporated herein by reference.

(16)
Previously filed as an exhibit to the Company's current report on Form 8-K/A filed with the SEC on July 20, 2007 and incorporated herein by reference.

(17)
Previously filed as an exhibit to the Company's current report on Form 8-K filed with the SEC on August 3, 2007 and incorporated herein by reference.

(18)
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

Item 14.    Principal Accountant Fees and Services

        During our fiscal year ended December 31, 2005, Ernst & Young LLP served as the Company's auditors and during our fiscal years ended December 31, 2006 and 2007, Mayer Hoffman McCann P.C. served as the Company's auditors. Following are the fees billed by Mayer Hoffman McCann P.C. and Ernst & Young LLP for the fiscal years ended December 31, 2006 and 2007:

	2007	2006
Audit Fees Mayer Hoffman McCann P.C.	$73,743	$173,445
Tax Fees Mayer Hoffman McCann P.C.	30,744	28,356
Audit Related Fees Mayer Hoffman McCann P.C.	73,594	28,067
Ernst & Young LLP	37,700	33,346
Total Fees
Mayer Hoffman McCann P.C.	178,081	229,868
Ernst & Young LLP	37,700	33,346

	$215,781	$263,214

•
"Audit fees" are fees paid for professional services for the audit of our consolidated financial statements as well as SAS 100 reviews and work related to quarterly filings.

•
"Tax fees" are fees primarily for tax compliance in connection with filing US income tax returns in 2007 and 2006 for the 2006 and 2005 tax returns.

•
"Audit Related fees" are fees billed to us for services not included in the first two categories. For Mayer Hoffman McCann P.C., this would include SEC filings and consents, accounting consultations on matters addressed during the audit or interim reviews and Sarbanes-Oxley 404 compliance. Ernst & Young LLP fees were primarily for SEC filings and consent fees.

Non-Audit Services

        The Audit Committee has considered the compatibility of non-audit services with the auditor's independence. The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

O2DIESEL CORPORATION
By:	/s/ ALAN R. RAE Alan R. Rae Chief Executive Officer and Director March 31, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	TITLE	DATE

/s/ ALAN R. RAE Alan R. Rae	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2008
/s/ DAVID H. SHIPMAN David H. Shipman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
/s/ ARTHUR MEYER Arthur Meyer	Chairman	March 31, 2008
/s/ DAVID L. KOONTZ David L. Koontz	Director	March 31, 2008
/s/ KARIM JOBANPUTRA Karim Jobanputra	Director	March 31, 2008
/s/ HENDRIK RETHWILM Hendrik Rethwilm	Director	March 31, 2008
/s/ E. HOLT WILLIAMS E. Holt Williams	Director	March 31, 2008

/s/ JEFFREY CORNISH Jeffery Cornish	Director	March 31, 2008
/s/ GERSON SANTOS-LEON Gerson Santos-Leon	Director	March 31, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2007	F-2
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the period from October 14, 2000 (inception) through December 31, 2007	F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2007 and 2006 and the period from October 14, 2000 (inception) through December 31, 2007	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and the period from October 14, 2000 (inception) through December 31, 2007	F-10
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
O2Diesel Corporation

        We have audited the accompanying consolidated balance sheet of O2Diesel Corporation (a development stage company) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and for the period from October 14, 2000 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of O2Diesel Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from October 14, 2000 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's accumulated losses and lack of available working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Plymouth Meeting, Pennsylvania
March 28, 2008

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$581,645
Restricted cash	2,333,959
Accounts receivable	115,536
Other receivables	192,619
Unbilled appropriations	145,576
Inventory	174,447
Prepaid expenses, parts and deposits	209,428

Total current assets	3,753,210

FIXED ASSETS
Office furniture and equipment	268,828
Fuel and test equipment	382,971

651,799
Less accumulated depreciation	(283,742)

Total fixed assets	368,057

TOTAL ASSETS	$4,121,267

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,774,248
Accrued expenses	568,442
Deferred grants	475,980
Deferred marketing program	86,333

Total current liabilities	2,905,003

TOTAL LIABILITIES	2,905,003

STOCKHOLDERS' EQUITY
Preferred stock: par value of $0.0001; 20,000,000 shares authorized; none issued and outstanding	—
Common stock: par value of $0.0001; 135,000,000 shares authorized; 86,666,837 issued and outstanding	8,667
Additional paid-in capital	45,123,009
Unearned compensation	(14,668)
Accumulated other comprehensive income	12,088
Deficit accumulated during the development stage	(43,912,832)

Total stockholders' equity	1,216,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,121,267

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	October 14, 2000 (inception) through December 31, 2007
Revenue:
Additive related sales	$337,089	$167,063	$775,412
Sponsorship income	21,375	83,871	169,248

	358,464	250,934	944,660
Expenses:
Cost of goods sold	249,252	119,367	575,559
ProEco operating expenses	400,673	—	400,673
Selling and marketing	1,419,111	1,217,731	9,265,965
Product testing and government grants, net	621,830	(394,982)	1,599,613
General and administrative	7,538,400	7,416,679	33,087,430

Total operating expense	10,264,266	8,358,795	44,929,240
Operating loss	(9,870,802)	(8,107,861)	(43,984,580)
Other income (expense):
Interest expense	(10,342)	(8,223)	(132,865)
Interest income	39,232	126,543	234,598
Foreign currency gain/(loss), net	306,661	395,104	805,444
Loss on impairment of construction in progress	(1,288,614)	—	(1,288,614)
Other (expense)/income, net	(2,527)	(13,718)	307,543

Total other income (expense)	(955,590)	499,706	(73,894)

Loss before provision (benefit) for income taxes	(10,826,392)	(7,608,155)	(44,058,474)
Benefit for income taxes	—	—	145,642

Net loss	(10,826,392)	(7,608,155)	(43,912,832)
Deemed dividend to preferred stockholders	—	(5,581,133)	(6,200,005)

Net loss allocable to common stockholders	$(10,826,392)	$(13,189,288)	$(50,112,837)

Net loss per common share (basic and diluted)	$(0.14)	$(0.20)	$(1.30)

Weighted average shares of common shares outstanding	79,144,383	65,723,876	56,938,276
Recapitalization resulting from the AAE Technologies International PLC acquisition	—	—	(18,270,114)

Weighted average shares of common shares outstanding—giving effect to the recapitalization	79,144,383	65,723,876	38,668,162

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 2007 and 2006 and the
Period from October 14, 2000 (inception) through December 31, 2007

	Preferred Stock		Common Stock
					Unearned Compensa- tion	Common Stock Subscribed	Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	$—	43,008,772	$430,088	$—	$—	$3,603,415
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	—	1,268,031

Balance at December 31, 2001	—	—	67,189,810	671,898	—	—	4,871,446
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	—	515,657

Balance at December 31, 2002	—	—	67,893,092	678,931	—	—	5,387,103
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	—	1,132,350	—

Balance at December 31, 2003	—	—	28,080,372	2,808	—	1,132,350	11,745,765

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 2007 and 2006 and the
Period from October 14, 2000 (inception) through December 31, 2007 (Continued)

	Preferred Stock		Common Stock
					Unearned Compensa- tion	Common Stock Subscribed	Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	—	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	—	18,760,144
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued for consulting services	—	—	63,750	6	—	—	63,094
Warrants issued for consulting services in 2005	—	—	—	—	—	—	135,000
Common stock issued at $0.70 per share on various dates in 2005	—	—	7,515,981	752	—	—	4,832,439
Common stock issued at $0.7125 per share on various dates in 2005	—	—	3,228,070	322	—	—	2,090,178
Common stock issued at $0.564 per share on various dates in 2005	—	—	6,419,840	642	—	—	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	—	—	29,480,513
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued via exercise of warrants on various dates in 2006	—	—	3,151,892	315	—	—	1,457,829
Common stock issued for consulting services in 2006	—	—	56,250	6	—	—	50,994
Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	—	—	(1,395)
Common stock issued at $0.75 per share in 2006	—	—	8,666,666	867	—	—	6,256,282
Common stock issued at $0.729 per share in 2006	—	—	1,371,742	138	—	—	979,367
Fair value of unvested stock options upon adoption of SFAS 123(R)	—	—	—	—	(376,031)	—	376,031
Amortization of unearned compensation	—	—	—	—	250,890	—	—
Fair value of stock options issued in 2006	—	—	—	—	—	—	1,476,684

Balance at December 31, 2006	—	—	75,125,014	7,513	(125,141)	—	40,076,305

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 2007 and 2006 and the
Period from October 14, 2000 (inception) through December 31, 2007 (Continued)

	Preferred Stock		Common Stock
					Unearned Compensa- tion	Common Stock Subscribed		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—		—	—
Foreign currency translation adjustment	—	—	—	—	—		—	—
Comprehensive loss	—	—	—	—	—		—	—
Common stock issued to employee	—	—	333,333	33	—		—	273,266
Fair value of unearned shares related to commitment shares	—	—	805,987	80	—		—	668,889
Unearned common stock issued for commitment shares	—	—	(465,170)	(47)	—		—	(386,044)
Fusion shares issued at various prices in 2007	—	—	970,994	97	—		—	499,903
Common stock issued for consulting services	—	—	540,000	54	—		—	263,446
Common stock issued at $0.405 per share in 2007	—	—	2,993,346	299	—		—	1,109,944
Repurchase of shares	—	—	—	—	—		—	—
Retirement of repurchased shares	—	—	(100,000)	(10)	—		—	(40,090)
Common stock issued at $0.417 per share in 2007	—	—	3,130,000	313	—		—	1,194,821
Common stock issued at $0.375 per share in 2007	—	—	3,333,333	334	—		—	1,249,666
Amortization of unearned compensation	—	—	—	—	110,473		—	(24,727)
Fair value of stock options issued in 2006 and 2007	—	—	—	—	—		—	237,631

Balance at December 31, 2007	—	$—	86,666,837	$8,667	$(14,668)	$		$45,123,009

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 2007 and 2006 and the
Period from October 14, 2000 (inception) through December 31, 2007

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$—	$(4,138,684)	$(105,181)
Net loss	—	—	—	(1,406,709)	(1,406,709)
Foreign currency translation adjustment	—	(4,476)	—	—	(4,476)

Comprehensive loss	—	—	—	—	(1,411,185)

Common stock issued on various dates during 2001	—	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	—	(5,545,393)	(6,525)
Net loss	—	—	—	(1,712,803)	(1,712,803)
Foreign currency translation adjustment	—	(74,085)	—	—	(74,085)

Comprehensive loss	—	—	—	—	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	—	(7,258,196)	(1,270,723)
Net loss	—	—	—	(4,230,296)	(4,230,296)
Foreign currency translation adjustment	—	179,689	—	—	179,689

Comprehensive loss	—	—	—	—	(4,050,607)

Common stock issued on various dates during 2003	—	—	—	—	125,000
Common stock issued for consulting services	—	—	—	—	45,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	—	(409,614)	(319,729)
Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	—	1,218,304
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—	—
Common stock issued at $1.50 per share on various dates during 2003	—	—	—	—	5,000,000
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	—	(11,898,106)	903,945
Net loss	—	—	—	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	—	(97,446)	—	—	(97,446)

Comprehensive loss	—	—	—	—	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	—	583,527
Preferred stock issued on various dates during 2004	—	—	—	—	5,478,764

Balance at December 31, 2004	—	3,682	—	(18,626,120)	140,776

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 2007 and 2006 and the
Period from October 14, 2000 (inception) through December 31, 2007 (Continued)

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Net loss	—	—	—	(6,852,165)	(6,852,165)
Foreign currency translation adjustment	—	2,329	—	—	2,329

Comprehensive loss	—	—	—	—	(6,849,836)

Common stock issued for consulting services in 2005	—	—	—	—	63,100
Warrants issued for consulting services in 2005	—	—	—	—	135,000
Common stock issued at $0.70 per share on various dates in 2005	—	—	—	—	4,833,191
Common stock issued at $0.7125 per share on various dates in 2005	—	—	—	—	2,090,500
Common stock issued at $0.564 per share on various dates in 2005	—	—	—	—	3,600,300

Balance at December 31, 2005	—	6,011	—	(25,478,285)	4,013,031
Net loss	—	—	—	(7,608,155)	(7,608,155)
Foreign currency translation adjustment	—	(10,392)	—	—	(10,392)

Comprehensive loss	—	—	—	—	(7,618,547)

Common stock issued via exercise of warrants on various dates in 2006	—	—	—	—	1,458,144
Common stock issued for consulting services in 2006	—	—	—	—	51,000
Conversion of preferred stock into common stock on various dates in 2006	—	—	—	—	—
Common stock issued at $0.75 per share in 2006	—	—	—	—	6,257,149
Common stock issued at $0.729 per share in 2006	—	—	—	—	979,505
Fair value of unvested stock options upon adoption of SFAS 123(R)	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	250,890
Fair value of stock options issued in 2006	—	—	—	—	1,476,684

Balance at December 31, 2006	—	(4,381)	—	(33,086,440)	6,867,856

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

for the years ended December 31, 2007 and 2006 and the
Period from October 14, 2000 (inception) through December 31, 2007 (Continued)

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Net loss	—	—	—	(10,826,392)	(10,826,392)
Foreign currency translation adjustment	—	16,469	—	—	16,469

Comprehensive loss	—	—	—	—	(10,809,923)

Common stock issued to employee	—	—	—	—	273,299
Fair value of unearned shares related to commitment shares	—	—	—	—	668,969
Unearned common stock issued for commitment shares	—	—	—	—	(386,091)
Fusion shares issued at various prices in 2007	—	—	—	—	500,000
Common stock issued for consulting services	—	—	—	—	263,500
Common stock issued at $0.405 per share in 2007	—	—	—	—	1,110,243
Repurchase of shares	—	—	(40,100)	—	(40,100)
Retirement of repurchased shares	—	—	40,100	—	—
Common stock issued at $0.417 per share in 2007	—	—	—	—	1,195,134
Common stock issued at $0.375 per share in 2007	—	—	—	—	1,250,000
Amortization of unearned compensation	—	—	—	—	85,746
Fair value of stock options issued in 2006 and 2007	—	—	—	—	237,631

Balance at December 31, 2007	$—	$12,088	$—	$(43,912,832)	$1,216,264

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			October 14, 2000 (inception) through December 31, 2007
	Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(10,826,392)	$(7,608,155)	$(43,912,832)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	97,612	87,127	381,376
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Write off of obsolete inventory	—	—	5,925
Loss on sale/disposal of furniture & equipment	1,724	18,044	10,252
Loss on impairment of construction in progress	1,288,614	—	1,288,614
Non cash contributions	—	5,312	5,312
Common stock and warrants issued for consulting services	263,500	51,000	517,600
Common stock issued to employee	273,299	—	273,299
Common stock issued for commitment shares	282,878	—	282,878
Amortization of unearned compensation	323,377	1,727,574	2,050,951
Changes in operating assets and liabilities:
Accounts receivable	(101,761)	(275)	(115,536)
Other receivables	576,008	(614,957)	(192,619)
Inventory, prepaid expenses and other current assets	(55,500)	(74,347)	(535,376)
Accounts payable	1,083,195	(66,365)	1,774,248
Accrued expenses	175,213	130,756	557,284
Deferred grants	466,021	(286,137)	475,980
Deferred marketing program	(148,167)	(172,533)	86,333

Cash flows used in operating activities	(6,300,379)	(6,802,956)	(36,701,196)
Cash flows from investing activities
Restricted cash	1,310,468	(91,267)	(2,333,959)
Purchase of furniture and equipment	(1,525,820)	(137,752)	(2,054,701)
Proceeds from sale of furniture & equipment	—	1,250	13,150
Purchase of patent	—	—	(345,115)

Cash flows used in investing activities	(215,352)	(227,769)	(4,720,625)
Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	—	5,478,764
Net proceeds from private placement	—	—	5,953,757
Purchase of treasury stock	(40,100)	—	(40,100)
Net proceeds from issuance of common stock	4,055,377	8,694,798	30,605,870

Cash flows provided by financing activities	4,015,277	8,694,798	41,998,291
Effect of exchange rate changes on cash	16,469	(11,294)	5,175
Net (decrease) increase in cash	(2,483,985)	1,652,779	581,645
Cash at beginning of period	3,065,630	1,412,851	—

Cash at end of period	$581,645	$3,065,630	$581,645

Cash paid for interest	$10,342	$8,223	$123,513
Cash paid for income taxes	None	None	None

Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500. Conversion of preferred to common stock at various dates during 2006, $1,550,000.

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

The Company

        O2Diesel Corporation ("O2Diesel" or the "Company") is in the development stage and has developed a proprietary additive product designed to enable distillate liquid transportation fuels to burn cleaner by facilitating the addition of ethanol as an oxygenate to these fuels. To date, the Company's operations have continued to be focused on raising capital, performing research and development, and bringing its product to market.

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

        In conjunction with the reverse acquisition, the Company completed a private placement of its common stock whereby it issued 3,333,333 shares of common stock at $1.50 per share. Of the $5.0 million raised, approximately $800,000 was used to pay the costs of the reverse acquisition and private placement, $1.0 million was used to repay a bridge loan that was made in contemplation of the transaction, and the balance of $3.2 million was used to fund the ongoing developmental activities of the Company. Subsequent to its first private placement, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the "Follow-On Private Placement"). In the Follow-On Private Placement, we raised $1,535,770, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share.

        On June 15, 2004, the American Stock Exchange ("AMEX" or "Exchange") approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 72,830,013 shares of the Company's common stock so that the total number of shares approved for listing is now 119,348,911. Our shares began to trade on the Exchange on July 1, 2004.

        O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.

Basis of presentation

        The Company's consolidated financial statements for the year ended December 31, 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have reclassified certain prior-year amounts to conform to the current year's presentation.

        At December 31, 2007, the Company had a working capital surplus of $848,207 and has accumulated losses of $43,912,832. However $2,333,959 of the working capital is restricted in use to operational costs associated with developing markets in Europe. The lack of adequate working capital and continuing losses, as well as the uncertain conditions regarding the Company's AMEX listing status as stated below, create an uncertainty about the Company's ability to continue as a going concern.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company and Basis of Presentation (Continued)

Management has concluded that additional equity must be raised in 2008 in order for the Company to have sufficient cash to execute its business plan and to be in compliance with the AMEX listing requirements.

AMEX Listing

        On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders' equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

        On July 27, 2007, the Company filed a plan with the Exchange describing the steps it plans to take to return to full compliance. The Company has entered into a common stock purchase agreement with Fusion Capital Fund II, LLC to raise up to $10 million in new equity over a twenty-five month period starting on February 16, 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million in July and August 2007. As noted below, the Company intends to raise additional new equity in conjunction with the acquisition of the ProEco Energy Company ("ProEco"). We believe these actions will enable us to meet or exceed the equity requirements of the Exchange.

        On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company's plan to regain listing qualifications compliance. With the acceptance of the plan, the Company was allowed to continue its listing during the plan period pursuant to an extension granted until December 29, 2008. The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1003(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide which requires listed companies to have at least $4.0 million of stockholders' equity when it has sustained losses from continuing operations and/or net losses in its four most recent fiscal years. During the interim period until December 29, 2008, the Company was required to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance.

        The Company previously stated that, as a result of the U.S. ethanol industry experiencing several economic and logistical challenges to the general expansion of production capacity, increased prices for corn, declining prices for ethanol and thinning supplies of skilled labor required by experienced EPC contractors, the estimated timetable to obtain the financing and start construction of the Ethanol Plant was shifted to the second half of 2008. Subsequent to this announcement, and prior to providing AMEX with a formal update regarding our compliance plan initiatives, AMEX advised us on February 7, 2008 that it was going to proceed with an application to the SEC to remove O2Diesel Corporation stock from listing and registration on AMEX. On February 12, 2008, the Company appealed the delisting determination by requesting an oral hearing to present an update on its AMEX listing compliance plan. This hearing is scheduled for April 15, 2008.

        If the Company's common stock were to be de-listed by the AMEX, the Company believes its shares would continue to be traded as a bulletin board stock.

        The consolidated financial statements in this report do not include any adjustments to reflect the anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. The Company and Basis of Presentation (Continued)

        Since July 2003, the Company has raised approximately $37 million for its operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Based on Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is the holder of the majority of the risks and rewards relating to ProEco. As such, the Company is considered to be the "primary beneficiary" of ProEco, deemed to be a variable interest entity ("VIE"), and has included ProEco's assets, liabilities and operating results in its consolidated financial statements for the year ended December 31, 2007.

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

Cash and Cash Equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2007, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

Restricted Cash

        On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million which is restricted to operational costs associated with developing markets in Europe. Prior to 2005, restricted cash consisted of cash held in the Company's bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003. The restricted funds associated with the acquisition of AAE were released in equal amounts on October 15, 2003, and January 15, 2004. Beginning in 2008, the Company was permitted to utilize these funds for current non-European operating purposes and used approximately $467,000 during the first quarter of calendar 2008.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable, due to/from related parties, other receivables, accounts payable, accrued expenses, deferred marketing program accruals, and deferred grants approximate fair value because of their short-term nature.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk and Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company does not require collateral and it does not charge finance fees on outstanding trade receivables. The allowance is determined by analyzing historical data and trends, as well as specific customers' financial condition. Past-due or delinquency status is based upon the credit terms of that specific customer from the date of delivery. Charges for doubtful accounts are recorded in selling and marketing expenses. Trade accounts receivables are written off to the allowance for doubtful accounts when collection appears unlikely. Customer concentrations, in excess of 10% of additive sales, were as follows:

Period	# of Customers	% of Additive Sales
Year ended December 31, 2007	1	71.9%
Year ended December 31, 2006	1	33.6%
	3	43.6%	(total)
From October 14, 2000 (inception)	1	38.5%
To December 31, 2007

Inventories

        Inventories, consisting of fuel additive held at third party locations, are stated at the lower of cost, as determined using the first in, first out (FIFO) method, or market value.

Furniture, Equipment and Depreciation

        Furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives of fixed assets are as follows:

  Office furniture and equipment: 3 to 5 years
  Fuel and test equipment: 5 to 20 years

        Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $97,612, $87,127 and $381,376 for the years ended December 31, 2007, and 2006, and the period October 14, 2000 (inception) through December 31, 2007, respectively.

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

        In light of the postponement of the Ethanol Plant project, due to unfavorable market conditions, the Company has re-examined the carrying value of the construction in progress asset. Management has evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future. Accordingly, the Company believes that it is prudent not

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

Revenue Recognition

        The Company sells its product directly to its customers and revenue is recognized and recorded upon the passage of title of the product to the customer and following confirmation that the customer is utilizing the final blended fuel.

        The Company has developed the CityHomeTM program to serve as an element of its sales/marketing and product demonstration strategy. This program involves the sale of our additive, the receipt of sponsorship fees and the potential sale of advertising space. Sponsorship fees will become additional revenue for us and will be recognized as such when a sponsorship agreement is signed and the fees have been invoiced and payment is assured. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our statements of operations. With regard to the advertising space, since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of receipt. We are recognizing the value associated with the advertising space when we enter into a contract arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

        The Company has supported certain fleet equipment conversion costs in these CityHomeTM initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of December 31, 2007, costs remaining to be amortized for CityHomeTM programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $86,333. The Company recorded $100,627, $251,762 and $1,222,003 in costs for the CityHomeTM initiatives in excess of sponsorship fees during the years ended December 31, 2007, December 31, 2006 and the period October 14, 2000 (inception) through December 31, 2007, respectively.

Shipping and Handling Costs

        The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations. Shipping and handling costs for the years ended December 31, 2007, and 2006, and the period October 14, 2000, (inception) through December 31, 2007, were $17,623, $14,600 and $69,315, respectively.

Research and Development Costs

        Research and development costs are expensed as incurred.

Product Test and Demonstration Appropriations

        The Company receives appropriations from governmental agencies to fund certain of its research and development efforts. The Company evaluates the conditions of each appropriation and either increases revenue, decreases expenses or reduces the cost of fixed assets depending upon the attributes

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

of the underlying grant. Appropriations activities are not recognized until there is reasonable assurance that the Company will comply with the conditions of the grant and that the grant will be received.

Advertising Expenses

        Advertising costs are expensed as incurred. Advertising expense was $0, $0 and $450,000 for the years ended December 31, 2007, and 2006, and the period October 14, 2000 (inception) through December 31, 2007, respectively.

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

Accounting for Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). Prior to January 1, 2006, the Company's share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. As a result, the Company's net loss before taxes was $1,727,574 higher, for the year ended December 31, 2006 and for the period October 14, 2000 (inception) through December 31, 2007, than if it had continued to account for share-based compensation under APB 25.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company implemented a Stock Incentive Plan (the "Incentive Plan") in 2004 for which the Board of Directors has authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005, the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options had been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company obtained approval from the shareholders at the annual meeting on July 6, 2006 to increase the number of common shares available for issuance under the Incentive Plan in order to effectuate the grant of the remaining stock options promised to plan participants. Subsequent to this approval, the Board of Directors granted the promised 350,000 options and an additional 1,200,000 options to six other employees and consultants and one director. During August 2006, one employee who had been granted 100,000 options left the employment of the Company and forfeited them under the terms of the Incentive Plan. In November 2006, one employee was granted an additional 100,000 options. During 2007, four employees left the employment of the Company and forfeited an aggregate of 1,575,000 options (including 1,450,000 options awarded to one officer) under the terms of the Incentive Plan. In addition, as a result of previously approved agreements, an officer of the Company was awarded 250,000 options in November 2007 which he had previously relinquished.

        Stock options generally vest over three years and will expire ten years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting. Once these options are granted by the Board of Directors under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model were as follows:

	2007	2006	2005
Expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Volatility range*	73%	72%–209%	59%–120%
Risk-free interest rate*	4.16%	4.64%–5.09%	3.39%–3.96%

    *
    Depending on the date of grant.

Income Taxes

        Income taxes are accounted for using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefits are based on the changes in the asset or liability from

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

period to period. If available evidence suggests that it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

        In June, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) which was effective for fiscal years beginning after December 15, 2006. This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48 and has determined that such adoption did not have a significant affect on the Company's consolidated financial position and results of operations.

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

Foreign Subsidiaries

        The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders' (deficit) equity as "other comprehensive income (loss)" and are not included in determining the consolidated net loss.

        The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. The Brazilian subsidiary recognized $0, $0 and $7,682 in revenue during the years ended December 31, 2007 and 2006, and the period October 14, 2000 (inception) through December 31, 2007, respectively, and had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $95,201 at December 31, 2007. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. At December 31, 2007, the Brazilian operations had aggregate losses of $2,038,986. The minority stockholder's portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

        The Company began operations in Spain in April of 2006 by establishing a 100% owned subsidiary. The Spanish subsidiary recognized $12,176, $0 and $12,176 in revenue for the years ended December 31, 2007 and 2006, and the period October 14, 2000 (inception) through December 31, 2007,

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

and had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $275,678 at December 31, 2007. Transactions in Spain are denominated in, and the functional currency is, the Euro. At December 31, 2007, the Spanish operations had aggregate losses of $1,933,878.

        The Company expanded its operations in Ireland in August 2007 by establishing a 100% owned subsidiary. At December 31, 2007, this subsidiary had not been an active company.

        On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. For the years ended December 31, 2007 and December 31, 2006, these subsidiaries incurred no activity.

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

3. ProEco Transaction

        On January 12, 2007, the Company entered into a Share Exchange Agreement (the "Agreement") with ProEco Energy Company ("ProEco") and its shareholders ("ProEco Shareholders") to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company's common stock (the "Transaction Shares") valued at $0.872 per share for a total purchase price of $8.0 million.

        ProEco, which has had limited operations to date, had been in the process of developing a new fuel-grade Ethanol Plant with planned capacity of at least 100 million gallons per year to be built in two 50 million gallon stages (each a "Train"). Pursuant to the terms of the Agreement, ProEco Shareholders would receive 60% of the Transaction Shares at the time of the closing and would receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares would be held in escrow until the conditions for their release had been met. The parties intended the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the "Code").

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ProEco Transaction (Continued)

        The Agreement required ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco was required to have entered into a definitive engineering, procurement and construction ("EPC") contract, with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project, and executed marketing agreements for the sale of the production of the Ethanol Plant as well as corn feedstock. Under the terms of the Agreement, ProEco was responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

        As a condition to the closing of the ProEco share exchange, the Company was obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company was required to raise $60 to $70 million in debt and between $30 and $40 million in equity in the first quarter of 2008 for each train.

        Prior to closing, the Company and the ProEco Shareholders were to enter into a stockholder agreement that will, among other things, impose restrictions on the transfer of the Transaction Shares.

        The Common Stock was to be issued to the ProEco shareholders in a transaction that would be exempt from the registration requirement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and under Regulation D promulgated under the Securities Act.

        Under the terms of the letter of intent for the Agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the Ethanol Plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The annual interest rate on the loan is 7% and the maturity date of the loan was December 15, 2007.

        Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol. For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates. On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008. These agreements were subsequently extended again until February 29, 2008. On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008. The Company and ProEco have agreed to continue to develop the Ethanol Plant when conditions in the capital markets improve. Management has evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future. Accordingly, the Company believes that it is prudent not to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

        Based on FIN 46R, the Company is the holder of the majority of the risks and rewards relating to ProEco. As such, the Company is considered to be the "primary beneficiary" of ProEco, deemed to be a VIE, and has included ProEco's assets, liabilities and operating results in its consolidated financial

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ProEco Transaction (Continued)

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

        The following table summarizes the significant assets and liabilities of ProEco as of December 31, 2007:

Cash	$8,310
Accounts payable	351,005
Accrued expenses	31,304

        ProEco expenses, including a $1,288,614 impairment charge and after elimination of intercompany transactions, of $1,679,928, $9,359 and $1,689,287 for the years ended December 31, 2007, and 2006, and the period October 14, 2000 (inception) through December 31, 2007, respectively, are also reflected in the Company's consolidated statements of operations.

        Management has evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future. Accordingly, the Company believes that it is prudent not to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

4. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

        In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy ("DOE") to test the Company's fuel additive as well as its blended fuel, O2DieselTM. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory ("NREL") under a contract which, as amended, continues until June 30, 2007. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of December 31, 2007, the Company had incurred cumulative costs of $2,039,651 to complete the contract. From the inception of the contract in December 2002 through December 31, 2007, the Company billed NREL $1,631,720 of which $16,317 is included in other receivables as of December 31, 2007.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Government Appropriations (Continued)

Appropriation from the U.S. Department of Energy (2)

        In 2003, the Company received an appropriation of $1,123,834 to test the Company's fuel additive under the CARB Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount, or $899,067. This appropriation is managed for the DOE by NREL which contracted with the Company in the third quarter of 2006. As of December 31, 2007, the Company had incurred cumulative costs of $986,222 towards completion of the contract, leaving a balance of $137,612. From the inception of the contract in August 2006 through December 31, 2007 the Company billed NREL $786,847 of which $57,690 is included in other receivables as of December 31, 2007.

Appropriation from the U.S. Department of Energy (3)

        During 2004 and 2005, the Company received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company has submitted its proposal for several possible test projects and expects to enter into a contract, eligible for approximately 80% reimbursement, in the second quarter of 2008.

Appropriation from the U.S. Department of Defense (1)

        In 2003, the Company received an appropriation of $1,000,000 from the DoD to test O2DieselTM fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the DoD. The remaining $800,000 is to be used to fund purchases of O2DieselTM fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. This contract contains a payment schedule based on meeting performance milestones. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and was not extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004 has been included as part of the Statement of Work for Appropriation (2) from the DoD as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through December 31, 2005, the Company had received cash in excess of costs incurred of $296,097 and had recorded Deferred Grants at December 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of December 31, 2005. No additional reimbursements are expected from this appropriation. During the fourth quarter of 2006 the Company was notified by the subcontractor that the contract was officially closed and O2Diesel has no further requirements. Based on this information, the Company applied the previously recorded liability of $296,097 for this contract as an offset to 2006 grant expenses for the year ended December 31, 2006.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Government Appropriations (Continued)

Appropriation from the U.S. Department of Defense (2)

        On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the DoD. Under this contract, the Company's O2DieselTM fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2DieselTM as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and continued through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the DoD by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. As of December 31, 2006, costs totaling $1,011,215 had been incurred and billed, leaving a remaining contract balance of $1,349. As of December 31, 2007, this contract was formally closed.

Appropriation from the U.S. Department of Defense (3)

        The Company received an appropriation during 2005 of approximately $910,000 from the DoD. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the DoD. This contract contains a payment schedule based on meeting performance milestones. Four milestones were achieved during 2006 which resulted in issuing $530,000 of invoices during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contains no more than 80% petroleum. If this project is successful, an application will be made to DOE for "alternative fuel" status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada and Minot Air Force Base in North Dakota. As of December 31, 2007, $860,576 in expenses has been incurred, leaving an available contract balance of $49,424. In addition to the $715,000 in expenses that have been invoiced, based on achieving seven milestones through 2007, the Company has recorded Unbilled Appropriations of $145,576 at December 31, 2007 in the Consolidated Balance Sheet.

Appropriation from the U.S. Department of Defense (4)

        In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2DieselTM. The Company entered into a contract for $575,000 in 2007. As of December 31, 2007, lab testing of a new fuel combining O2DieselTM, biodiesel, and diesel had been conducted and field testing had begun at Nellis Air Force Base in Las Vegas, Nevada. Another field test is planned during 2008 at Barksdale Air Force Base in Shreveport, Louisiana.

Appropriation from the U.S. Department of Defense (5)

        In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2Diesel. Of this amount, $688,710 was added during the third quarter of 2007 to the contract described in DoD (4), for a total contract amount of $1,263,710. This contract contains a

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Government Appropriations (Continued)

payment schedule based on meeting performance milestones. Six milestones have been achieved through 2007 which resulted in the issuance of invoices totaling $620,536. Aggregate costs of $144,556 were incurred under this contract resulting in the balance of $475,980 being recorded in Deferred Grants in the Consolidated Balance Sheet at December 31, 2007.

Appropriation from the U.S. Department of Defense (6)

        In 2007, the Company received an appropriation of approximately $1,600,000 for continued testing and verification of O2DieselTM. The Company will submit its proposal for several possible test projects and expects to enter into a contract, eligible for approximately 80% of the appropriation, in the second quarter of 2008.

5. Other Receivables

        Other Receivables consisted of the following at December 31, 2007:

NREL Appropriation	$74,007
Receivables related to product demonstrations in Spain	45,407
VAT receivable (Spain)	57,594
Employee travel advances, etc.	15,611

$192,619

6. Accrued Liabilities

        Accrued liabilities consisted of the following at December 31, 2007:

Legal and professional	$234,721
Payroll-related liabilities	30,304
Severance payments	190,508
Other	112,909

$568,442

7. Income Taxes

        No provision for Federal and state income taxes has been recorded during the periods presented due to the Company's significant operating losses in each year. The income tax benefit reflected in the accompanying consolidated statement of operations is the benefit recognized in Ireland for the periods presented.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

reporting purposes. Significant components of the Company's deferred tax asset as of December 31, 2007 are as follows:

Net operating loss carryforwards	$11,831,969
Deferred revenue	453,020
Accrued expenses	255,818

Total deferred tax asset	12,540,807
Valuation allowance	(12,540,807)

Net deferred tax asset	$—

        Management has determined that a valuation allowance equal to 100% of the existing deferred tax asset is appropriate given the uncertainty regarding the ultimate realization of these assets. At December 31, 2007, the Company had Federal and state net operating loss carryforwards of approximately $28.7 million for income tax purposes. If not used, these carryforwards begin to expire in 2021. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As a result, certain amounts of the net operating loss carryforwards may expire without being utilized. As of December 31, 2007, the Company had an Irish net operating loss carryforward of approximately $680,000 which can be carried forward indefinitely, a cumulative Spanish loss of approximately $1.78 million and a Brazilian net operating loss of approximately $1.69 million that may be carried forward indefinitely, but which is subject to annual usage limitations.

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions, as defined and prescribes the measurement process and a minimum recognition threshold, for a tax position taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

        The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, as well as its tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as "major" tax jurisdictions as defined. Based on the Company's evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2004 to December 31, 2007) and for the tax years which remain open for examination in Ireland (December 31, 2007), Spain (December 31, 2007) and Brazil (December 31, 2007). Based on this evaluation, no reserves for uncertain income tax positions have

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

been recorded pursuant to FIN 48 during the period ended December 31, 2007 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

        Upon adoption on January 1, 2007 and as of December 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company's policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses, and interest paid or received is recorded in interest expense or interest income, related to the settlement of tax audits for certain prior periods. For the year ended December 31, 2007, there were no penalties or interest recorded relating to the settlement of tax audits.

        Federal tax rules under Section 382 of the Code impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since the Company's formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position under FIN 48.

8. Stockholders' Equity

Recapitalization

        On July 15, 2003, O2Diesel Corporation and AAE Technologies International Plc ("AAE") entered into a merger transaction whereby O2Diesel acquired all of the issued and outstanding share capital of AAE in exchange for the issuance of 17,847,039 shares of common stock of O2Diesel. Although O2Diesel was the legal acquirer, AAE was deemed to be the accounting acquirer. The transaction was accounted for as an AAE capital transaction, accompanied by a recapitalization.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

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

Common Stock Activity

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

        Subsequent to its first private placement in 2003, the Company undertook to raise an additional $3.5 million through a follow-on private placement of our common stock (the "Follow-On Private Placement"). In the Follow-On Private Placement, we raised $1,535,570, before expenses, and issued 1,025,784 shares of our common stock at a price of $1.50 per share. The Follow-On Private Placement was closed on March 31, 2004. There was no underwriter involved in the Follow-On Private Placement. Sales of common stock under the Follow-On Private Placement that were completed in non-U.S. transactions were exempt from registration pursuant to Regulation S promulgated under the Securities Act. The sales of common stock under the Follow-On Private Placement to accredited U.S. investors were exempt pursuant to Regulation D promulgated under the Securities Act.

        On July 17, 2007, the Company repurchased 100,000 shares of its common stock for treasury for an aggregate purchase price of $40,100. The purchase price was $0.401 per share, which was the daily volume weighted average for the five trading days prior to the day the Company's board of directors approved the repurchase. In December 2007, management decided to retire these shares.

$2.0 and $3.0 Million Private Placements

        In January 2005, the Company retained a third party to raise, in a series of two private placements of the Company's common stock, $5.0 million at a price of $0.70 per share. This offering price per share represented a discount from the market value of our common stock of approximately ten-percent (10%). The first private placement was for just under $2.0 million ("$2.0 million Private Placement") and the second private placement was for just over $3.0 million ("$3.0 million Private Placement", and together with the $2.0 million Private Placement, the "Private Placements"). As part of this transaction, the Company was obligated to comply with certain conditions in connection with the $2.0 million Private Placement and was also obligated to satisfy still other conditions applicable to the $3.0 million Private Placement. Further, the AMEX requires that shareholder approval be obtained by the

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

Company for the sale of common stock in a transaction if the price of the shares to be sold is less than the greater of book or market value, and the number of shares equal 20% or more of the presently outstanding common stock. In order to comply with this requirement, the Company was required to seek shareholder approval for the $3.0 million Private Placement. No shareholder approval was required for the shares issued in conjunction with the $2.0 million Private Placement.

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

        On June 10, 2005, an initial closing was held for the $3.0 million Private Placement covering 4,583,973 shares of common stock, for total proceeds of $3,208,781, before payment of an 8% commission and other expenses. In addition, the Company received additional subscriptions for 128,580 shares of its common stock and cash of $90,006, before payment of an 8% commission. As part of the terms for the $3.0 million Private Placement, the Company was required to satisfy two conditions in order to close the transaction. As indicated above, the first condition required that shareholder approval be obtained to issue the shares, and this was approved by the Company's shareholders at its annual shareholder meeting held on May 31, 2005. Pursuant to the second condition, the Company was required to expand its senior management team, and it did so by creating the position of Chief Operating Officer and President. The Board of Directors (the "Board") confirmed that both of these conditions had been satisfied as of May 31, 2005. On August 9, 2005, the Company received the final $89,874 (after expense) for the $3.0 million Private Placement, and these transactions are now closed.

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

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

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

$4.0 and $2.5 Million Private Placements

        On April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement ("$4.0 million Purchase Agreement") with a UK investor (the "Investor") for 5,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $4,000,000 (the "$4.0 million Private Placement"). As part of this sale, the Company also issued warrants to purchase 2,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance.

        Also on April 6, 2006, the Company entered into a Common Stock and Warrant Purchase Agreement ("$2.5 million Purchase Agreement") with a different European investor (the "Second Investor") for 3,333,333 shares of common stock at a purchase price of $0.75 per share in a private placement for total proceeds of $2,500,000 (the "$2.5 million Private Placement") before payment of a 9% commission and other expenses. As part of this sale, the Company also issued warrants to purchase 1,666,667 shares of common stock at an exercise price of $0.825 per share during the period of six months to forty-two months subsequent to issuance. The warrants expire forty-two months after the date of issuance.

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

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

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

        The parties also entered into a Supply and Distribution Agreement (the "Supply Agreement"), in which the parties will jointly develop the market for O2DieselTM in South Asia and Asia Pacific during a five year period. As part of the Supply Agreement, the Asian supplier will be the exclusive distributor of O2DieselTM within the territory.

        As part of the transaction, upon certain purchases of O2DieselTM, the Company has agreed to sell up to an additional $250,000 of its common stock to the Asian supplier at a purchase price of $0.729 per share for 342,936 shares and to issue warrants to purchase up to 685,871 shares of common stock at an exercise price of $1.1664 per share. These warrants expire sixty-six months after the date of issuance.

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

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        The common stock and the warrants were issued to the accredited investor in a transaction that is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

        The transaction closed and the funds were received on November 22, 2006.

$10.0 Million Private Placement

        On February 16, 2007, the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Fusion Capital Fund II, LLC, an Illinois limited liability company ("Fusion Capital"). Pursuant to the Purchase Agreement, at the Company's discretion, the Company may sell up to $10.0 million of the Company's common stock to Fusion Capital from time to time over a twenty-five month period. The Company has reserved for issuance up to 12,000,000 shares of the Company's common stock for sale to Fusion Capital under this agreement. The Company has issued to Fusion Capital 805,987 shares of the Company's common stock as a commitment fee for entering into the Purchase Agreement.

        Concurrent with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the "Registration Rights Agreement"). Under the Registration Rights Agreement, the Company filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. Subject to earlier termination at the Company's discretion, Fusion Capital's purchases commenced after June 8, 2007 when the SEC declared effective the registration statement related to the transaction. Generally, the Company has the right but not the obligation from time to time to sell an aggregate of up to 12 million shares of the Company's common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company's shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company's common stock on any business day that the price of the Company's common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

        During the year ended December 31, 2007, the Company executed five separate transactions under this agreement, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

$2.52 Million Private Placement

        Between June 26, 2007 and July 16, 2007, the Company entered into Agreements with five European institutional and private investors for the sale of 6,123,346 shares of the Company's common stock at a purchase price of approximately $0.41 per share in a private placement, for total proceeds of $2,517,710 before commissions. As a condition to the enforceability of these agreements against the Company, the investors were required to fund the purchase price in an escrow account, which funds were received between June 19, 2007 and July 31, 2007.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

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

Energenics Transactions

        On October 17, 2007, the Company entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd ("Energenics Holdings") to provide funding and commercial support to develop the Asian market for O2DieselTM, the Company's ethanol diesel fuel blend.

        The parties entered into a Common Stock and Warrant Purchase Agreement (the "Energenics Agreement"), as amended on December 10, 2007 (the "Amendment"), pursuant to which Energenics Holdings agreed to purchase 3,333,333 shares of the Company's common stock in a private placement, for total proceeds of approximately $1.25 million. The effective per share price of $0.375 represents 121% of the market price on the AMEX on the day prior to the signing of the Amendment. As part of the transaction, the Company agreed to issue a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.375 per share, which warrant will be issued upon the closing of the transactions contemplated by the Energenics Agreement and shall be exercisable from the date that is six months following the date of issuance until October 17, 2012 ("Investment Warrant").

        The parties also entered into a Shareholders Agreement in which Energenics Holdings and the Company will jointly develop the market for O2DieselTM in Asia through O2Diesel Asia Limited ("O2Diesel Asia"). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia will be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. For the past year, pursuant to the Supply and Distribution Agreement, dated September 15, 2006, O2Diesel has supplied its additive to Energenics for the manufacture and distribution of O2DieselTM in the Asian Pacific and South Asia.

        The parties entered into a License agreement whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) will license to O2Diesel Asia certain patents and know-how that are required to make and sell O2DieselTM in the territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company entered into a similar License agreement with O2Diesel Asia, pursuant to which the Company will pay to O2Diesel Asia a royalty based on sales of the Company's product in the Territory.

        As part of the transaction, upon the purchase of a certain quantities of O2D05 or the equivalent, the Company will also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.375 per share, which warrant shall be exercisable during the period from the date of issuance until October 17, 2012 ("JV Warrant").

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        Also, as part of the transaction, upon the achievement by Energenics Holdings of certain levels of additional purchases of O2D05 or the equivalent, the Company will issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.375 or 121% of the closing price per share (rounded to the nearest cent) of the Company's common stock on the American Stock Exchange on the date such warrants are earned ("Market Development Warrants," and, collectively with the Investment Warrant and the JV Warrant, the "Warrants"). The Market Development Warrants are exercisable from the date of issuance to October 17, 2012.

        The common stock and the Warrants will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

        Due to market conditions in the global credit markets, Energenics Holdings has been able to fund only a portion of this transaction. The Company has received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007 and Energenics Holdings has committed to remit the remaining $750,000 to fulfill the Shareholders Agreement. The Company anticipates closing the transaction early in the second quarter of 2008.

Issuances of Preferred Stock

        In March 2004, the Company approved the designation of two new series of preferred shares. The new preferred shares, which consist of one million five hundred and fifty thousand (1,550,000) shares of Preferred Stock, are Series A and B 0% Convertible Preferred Stock, par value $.0001 (the "Series A Preferred Stock" and "Series B Preferred Stock"). Subsequent to approving the new Series A and Series B Preferred Stock, the Company immediately completed a transaction with a publicly traded investment trust on the London Stock Exchange in which it received approximately $2.8 million, net of all expenses, in exchange for all of the 800,000 shares of its Series A Preferred Stock. Effective March 29, 2004, the Company completed a second transaction with another publicly traded investment trust on the London Stock Exchange in which it received approximately $2.1 million in May 2004, net of all expenses, in exchange for 600,000 shares of its Series B Preferred Stock. As part of the Series B transaction, the remaining 150,000 shares of Series B Preferred Stock were released from escrow to the same publicly traded investment trust, for which the Company received approximately $536,000, net of all expenses.

        The Series A and B Preferred Stock do not pay dividends and shall have no voting power, except as may be provided by state law. The stated value of both the Series A and B Preferred Stock is $10.00 per share ("Stated Value"), and the liquidation preference with respect to a share of the Series A and B Preferred Stock shall be its Stated Value. The Series A and B Preferred Stock shall, as to redemptions and distribution of assets, dissolution, or winding up of the Company, rank (i) prior to any class of the Company's common stock, (ii) prior to any class or series of capital stock hereafter created that, by its terms, ranks junior to the Series A and B preferred Stock, (iii) junior to any class or series of capital stock of the Company hereafter created which by its terms ranks senior to the Series A and B preferred stock. The Series A and B Preferred Stock shall rank pari passu as to one another.

        The Series A and B Preferred Stock may be converted at the option of the holder at any time following two years from the Closing dates for the purchases of the preferred shares, which were March 3, 2004 and March 29, 2004, respectively. Except as specified in the Certificates of Designation, neither the holders of the Series A and Series B Preferred Stock nor the Company may demand that

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

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

        Each share of Series A Preferred Stock is convertible into shares of the Company's common stock, at a variable conversion ratio which is the lesser of (a) $4.00 as adjusted (the "Series A Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-five percent (25.0%) of the Series A Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series A Preferred Stock will never receive more than 8,000,000 or less than 2,000,000 shares of the Company's common stock upon conversion of the Series A Preferred Stock.

        Each share of Series B Preferred Stock is convertible into shares of the Company's common stock, at a variable conversion ratio which is the lesser of (a) $3.65 as adjusted (the "Series B Fixed Conversion Price") or (b) eighty percent (80%) of the lowest closing bid price for the common stock in the ten business days preceding the date of conversion, but, in no case, less than twenty-seven and four tenths percent (27.4%) of the Series B Fixed Conversion Price, as adjusted, or $1.00 per share. Based on the conversion ratio the holder of Series B Preferred Stock will never receive more than 7,500,000 or less than 2,054,795 shares of the Company's common stock upon conversion of the Series B Preferred Stock.

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

        The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accreted the value of the beneficial conversion feature through equity and recorded a deemed dividend to preferred stockholders. These dividends amounted to $0, $5,581,133 and $6,200,005 for the years ending December 31, 2007 and 2006 and the period from October 14, 2000 (inception) through December 31, 2007, respectively, and are included in the consolidated statements of operations. The amount recorded for the year ended December 31, 2006 reflected that in April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

Warrant Activity

        A wholly-owned subsidiary of the Company entered into a supply and distribution agreement (the "Distribution Agreement") with a distributor dated July 10, 2001 that granted the distributor the right

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

to purchase up to 10% of the outstanding common stock of the Company for $1.00 per share should certain sales targets be achieved. The warrant was to expire on July 10, 2006. None of the sales targets have been achieved under the Distribution Agreement and as of December 10, 2004 this Distribution Agreement was terminated and replaced by a new supply and distribution agreement (the "New Agreement"). Pursuant to this New Agreement, the distributor received a warrant to purchase 600,000 shares of O2Diesel's common stock at a price of $2.00 per share, which expired on May 5, 2007.

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

        On April 27, 2007, the Company offered existing warrant holders an opportunity to exercise their warrants at the reduced price of $0.50 per share. If all eligible warrant holders had exercised their warrants at the reduced price, the Company would have received proceeds of approximately $4.3 million. The warrant offer was originally set to expire on May 25, 2007, however on May 9, 2007, the Company extended this reduced price offer until June 8, 2007. As of May 15, 2007, the Company amended the offer to grant the warrant holders who tender their warrants additional shares of Common Stock if the Company enters into any agreement for the sale of shares of Common Stock at less than $0.50 per share to June 8, 2008. The offer expired on June 8, 2007, without any of the warrant holders exercising at the reduced price.

Options

        The Company implemented a Stock Incentive Plan (the "Incentive Plan") in 2004 for which the Board of Directors had authorized 7,212,957 shares of common stock to be reserved for future issuance under the Plan. At December 31, 2005, the Company had committed to award 7,750,000 options to purchase common stock to certain officers, employees and directors, of which 5,950,000 options had been approved and granted by the Board of Directors. As of June 30, 2006, one employee who had been promised (but not granted) 600,000 options left the employment of the Company and forfeited the promised options. Four other employees received new promises for 350,000 options, resulting in net commitments from the Company of 7,500,000 options to purchase common stock. The Company obtained approval from the shareholders at the annual meeting on July 6, 2006 to increase the number of common shares available for issuance under the Incentive Plan to 9,750,000 in order to effectuate the grant of the remaining stock options promised to plan participants. Subsequent to this approval, the Board of Directors granted the promised 350,000 options and an additional 1,200,000 options to six other employees and consultants and one director. During August 2006, one employee who had been granted 100,000 options left the employment of the Company and forfeited them under the terms of the Incentive Plan. In November 2006, one employee was granted an additional 100,000 options. During 2007, four employees left their employment with the Company and forfeited an aggregate of 1,575,000 options (including 1,450,000 options awarded to one officer) under the terms of the Incentive Plan. As a result of previously approved agreements, the Board of Directors awarded an officer of the Company 250,000 options in November 2007 which he had previously relinquished to the Company.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        As of December 31, 2007, the Company had granted options to the following groups:

Directors	3,000,000
Officers	1,950,000
Employees & Consultants	1,225,000

Total	6,175,000

        The weighted average fair values of the options granted were $0.07, $1.15 and $0.41 during the years ended December 31, 2007 and 2006, and for the period October 14, 2000 (inception) through December 31, 2007, respectively. The expense related to the fair value of stock options issued during the year ended December 31, 2007 was $18,250. The total value of shares vested during the years ended December 31, 2007, 2006 and for the period October 14, 2000 (inception) through December 31, 2007 was $565,772, $1,544,467 and $2,837,769, respectively. As of December 31, 2007, the compensation cost related to non-vested awards amounted to $316,206 and is expected to be recognized over a weighted average period of 0.73 years.

        The following table shows the outstanding options granted under the Stock Incentive Plan.

	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term
Outstanding at January 1, 2005	500,000	$1.50
Granted	5,450,000	$1.50	7.8
Exercised	—	$—	—
Forfeited or Expired	—	$—	—

Outstanding at December 31, 2005	5,950,000	$1.50	7.8
Granted	1,350,000	$1.28	8.5
	200,000	$1.50	8.5
	100,000	$0.71	8.9
Exercised	—	$—	—
Forfeited or Expired	(100,000)	$1.28	—

Outstanding at December 31, 2006	7,500,000	$1.45	7.9
Granted	250,000	$1.50	10.0
Exercised	—	$—	—
Forfeited or Expired	(1,575,000)	$1.48	—

Outstanding at December 31, 2007	6,175,000	$1.45	8.1

Exercisable at December 31, 2007	5,630,500	$1.46	8.0

Restricted Stock Awards

        On November 16, 2006, the Board of Directors approved the grant of 500,000 shares of restricted stock to Mr. Roger, pursuant to the terms of the Company's 2004 Stock Incentive Plan and Mr. Roger's employment agreement. The terms of the award were that the shares were to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. Under the terms of the agreement, the receipt of shares was contingent on Mr. Roger remaining employed by the Company on the date of vesting. In 2006, there was no FAS 123(R) expense for the grant of restricted stock.

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        On August 1, 2007, the Company entered into a Separation Agreement with Mr. Roger. Pursuant to the Separation Agreement, all of Mr. Roger's options vested as of the date of the Separation Agreement and in accordance with the Incentive Plan, Mr. Roger had thirty days to exercise these options, which expired unexercised. Finally, 166,667 of the remaining shares of Mr. Roger's restricted stock vested on the date of the Separation Agreement and 166,666 of the remaining shares will vest on July 31, 2008. Mr. Roger agreed not to sell or transfer these shares until after that date.

        On May 14, 2007, the Company entered into an investor relations consulting agreement for a term of two months. In exchange for services, the Company paid the consultant a fee of $10,000. In addition, the Company awarded the consultant 50,000 shares of restricted stock. In connection with the stock award, the Company recognized $27,000 of consulting expense during the year ended December 31, 2007.

        On May 16, 2007, the Company entered into a second investor relations consulting agreement for a term of six months. In exchange for services, the Company awarded the consultant 440,000 shares of restricted stock. In connection with the stock award, the Company recognized $213,000 of consulting expense during the year ended December 31, 2007. Pursuant to the terms of the consulting agreement, 220,000 shares, 120,000 shares and 100,000 shares of the restricted stock were earned by the consultant on May 16, 2007, July 16, 2007 and September 17, 2007, respectively. As December 31, 2007, the restrictions on 440,000 shares issued under this contract have lapsed and such shares were earned.

        On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year. In exchange for services, the Company paid the consultant $7,250 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. For the years ended December 31, 2007, and 2006, and for the period October 14, 2000 (inception) through December 31, 2007, the Company recognized $0, $51,000 and $81,500, respectively, in connection with the stock award. As of December 31, 2007, the restrictions on all 100,000 shares issued under this contract have lapsed and such shares were earned and able to be sold.

        On November 4, 2004, the Company entered into a separate investor relations consulting agreement for a term of four years. In exchange for services, the Company awarded the consultant 50,000 shares of restricted stock as settlement of this agreement, effective November 9, 2007 and recognized $23,500 of consulting expense in 2007.

        The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of December 31, 2007:

Common Shares Outstanding		86,666,837

Reserved For Future Issuance
Options granted to officers and directors	6,175,000
Unearned restricted stock award to former officer	166,666
Unearned common stock issued for commitment shares	465,170
Warrants	12,683,997	19,490,833

Total shares issued and outstanding and reserved for future issuance at December 31, 2007.		106,157,670

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions

        A company controlled by a former Chairman of the Board provides office space, accounting and other services to the Company at a cost of approximately $2,500 per month, through June 2007, to the Company's Irish subsidiary. For the years ended December 31, 2007, and 2006, and for the period October 14, 2000, (inception) through December 31, 2007, the Company paid $27,744, $17,956, and $207,595, respectively, to the company controlled by the former Chairman. At December 31, 2007, there was no amount accrued as a payable to this related party.

        Included in other receivables at December 31, 2007 is $15,611 which primarily represents travel advances made to employees. Included in accounts payable at December 31, 2007 is $150,486 which primarily represents directors' fees and travel expenses reimbursable to employees and directors.

        The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. For the years ended December 31, 2007 and 2006, and for the period October 14, 2000, (inception) through December 31, 2007, the Company incurred expenses of $147,561, $182,008 and $620,953, respectively, with these related parties.

10. Commitments

Operating leases

        The Company leases certain office equipment under agreements that are accounted for as operating leases. As of December 31, 2007, future minimum lease payments under non-cancelable operating leases were as follows:

2008	$147,829
2009	15,400

Total	$163,229

        Rent expense under the leases with unrelated parties for the years ended December 31, 2007, and 2006, and the period October 14, 2000, (inception) through December 31, 2007, were $217,657, $124,300 and $514,132 respectively.

11. Subsequent Events

        On February 7, 2008, the Company received notice that the staff of the AMEX has determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of the Company from listing and registration on AMEX. This action, which has been appealed by the Company, is being taken because the Company is not in compliance with Section 1003(a)(iii) of the AMEX Company Guide, in that its stockholders' equity is less than $6 million and it has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In addition, the Company is not in compliance with Section 1003(a)(ii) as its stockholders' equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three out of four of its most recent fiscal years.

        The Company submitted a plan on July 27, 2007, advising AMEX of the actions the Company has taken, or will take, that would bring it into compliance with the applicable listing standards. AMEX accepted this plan on September 13, 2007. AMEX believes that the Company has not provided

O2DIESEL CORPORATION
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Subsequent Events (Continued)

sufficient evidence to support that the plan will result in the Company regaining compliance by December 29, 2008, largely due to the deferral of the ProEco transaction.

        The Company has submitted a plan to AMEX which it believes will bring it into compliance with the continued listing standards by December 29, 2008. On February 12, 2008, the Company appealed the delisting determination by requesting an oral hearing to present this plan, its progress in achieving the plan and maintaining its AMEX listing. The oral hearing is scheduled for April 15, 2008. The Company's common stock continues to trade on AMEX.

        There is no guarantee that the Company will be successful at maintaining its AMEX listing. If the Company's common stock was to be de-listed by AMEX, the Company expects its shares would continue to be traded as a bulletin board stock.

QuickLinks

O2Diesel Corporation (A Development Stage Company)
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007
NOTE REGARDING FORWARD LOOKING STATEMENTS
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
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN BASED AWARDS FOR FISCAL YEAR 2007
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION EXERCISES AND STOCK VESTED
PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION
EMPLOYMENT AGREEMENTS AND CHANGE-IN-CONTROL ARRANGEMENTS
DIRECTOR COMPENSATION
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 14. Principal Accountant Fees and Services
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
O2DIESEL CORPORATION (A Development Stage Company) CONSOLIDATED BALANCE SHEET December 31, 2007
O2DIESEL CORPORATION (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
O2DIESEL CORPORATION (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
O2DIESEL CORPORATION (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS