Form 10-Q
period 2008-03-31
O2DIESEL CORP
filed 2008-05-15
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                     to

Commission File Number: 001-32228

O2DIESEL CORPORATION

(Name of small business issuer in its charter)

Delaware	91-2023525
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer ☐    Smaller Reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 10, 2008, the registrant had 87,418,674 shares of Common Stock,

$0.0001 par value per share, issued and outstanding

O2DIESEL CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2008

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements concerning O2Diesel Corporation (“O2Diesel,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements” which include statements relating to, among other things, the ability of O2Diesel to successfully compete in the fuel additive and fuel distribution business.

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

02Diesel Corporation

(A Development Stage Company)

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$267,803	$581,645
Restricted cash	1,251,044	2,333,959

Accounts receivable	99,861	115,536
Other receivables	172,440	192,619
Unbilled appropriations	162,971	145,576
Inventory	172,183	174,447
Prepaid expenses, parts and deposits	224,510	209,428

Total current assets	2,350,812	3,753,210

FURNITURE AND EQUIPMENT
Office furniture and equipment	270,930	268,828
Fuel and test equipment	369,136	382,971
	640,066	651,799
Less accumulated depreciation	(279,823)	(283,742)
	360,243	368,057

TOTAL ASSETS	$2,711,055	$4,121,267

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,966,751	$1,774,248
Accrued expenses	352,513	568,442
Deferred grants	417,116	475,980
Deferred marketing program	67,833	86,333
Total current liabilities	2,804,213	2,905,003

TOTAL LIABILITIES	2,804,213	2,905,003

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock: par value of $0.0001; 20,000,000 shares
authorized; none issued and outstanding	-	-
Common stock: par value of $0.0001; 135,000,000 shares authorized;
86,883,556 and 86,666,837 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	8,688	8,667
Additional paid-in capital	45,273,073	45,123,009
Unearned compensation	(8,800)	(14,668)
Accumulated other comprehensive loss	37,469	12,088
Deficit accumulated during the development stage	(45,403,588)	(43,912,832)
Total stockholders’ equity (deficit)	(93,158)	1,216,264

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,711,055	$4,121,267

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007 and the

Period from October 14, 2000 (inception) through March 31, 2008

(Unaudited)

			October 14, 2000
			(inception)
	Three Months Ended March 31,		through
	2008	2007	March 31, 2008

Revenue:
Additive related sales	$13,285	$165,963	$788,697
Sponsorship income	-	15,750	169,248
	13,285	181,713	957,945

Expenses:
Cost of goods sold	8,226	131,381	583,785
ProEco operating expenses	15,000	-	415,673
Selling and marketing	250,493	326,209	9,516,458
Product testing and government grants, net	33,958	163,115	1,633,571
General and administrative	1,313,485	2,033,275	34,400,915

Total operating expense	1,621,162	2,653,980	46,550,402

Operating loss	(1,607,877)	(2,472,267)	(45,592,457)

Other income (expense):
Interest expense	(2,230)	(1,853)	(135,095)
Interest income	1,232	22,390	235,830
Foreign currency gain/(loss), net	120,977	47,306	926,421
Loss on impairment of contruction in progress	-	-	(1,288,614)
Other (expense)/income, net	(2,858)	(110)	304,685

Total other income (expense)	117,121	67,733	43,227

Loss before provision (benefit) for income taxes	(1,490,756)	(2,404,534)	(45,549,230)

Benefit for income taxes	-	-	145,642

Net loss	(1,490,756)	(2,404,534)	(45,403,588)

Deemed dividend to preferred stockholders	-	-	(6,200,005)

Net loss allocable to common stockholders	$(1,490,756)	$(2,404,534)	$(51,603,593)

Net loss per common share
(basic and diluted)	$(0.02)	$(0.03)	$(1.30)
Weighted average shares of common
shares outstanding	86,699,431	75,314,434	66,654,235
Recapitalization resulting from the AAE
Technologies International PLC acquisition	-	-	(17,657,707)
Weighted average shares of common
shares outstanding - giving effect to the
recapitalization	86,699,431	75,314,434	48,996,528

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION

 (A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through March 31, 2008

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Unearned Compensa- tion	Common Stock Subscribed	Additional Paid-In Capital

Balance at October 14, 2000 (Inception)

Common stock issued in exchang for interest in wholly owned subsidiaries	—	$—	43,008,772	$430,088	$—	$—	$3,603,415
Net loss	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	—	1,268,031

Balance at December 31, 2001	—	—	67,189,810	671,898	—	—	4,871,446

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	—	515,657

Balance at December 31, 2002	—	—	67,893,092	678,931	—	—	5,387,103

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—

Common stock issued on various dates during 2003	—	—	555,556	5,556	—	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	—	1,131,595

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	—	814,283

Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	—	4,999,667

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	—	1,132,350	—

Balance at December 31, 2003	—	—	28,080,372	2,808	—	1,132,350	11,745,765

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through March 31, 2008  (Continued)

(Unaudited)

	Preferred Stock		Common Stock
					Unearned	Common	Additional
					Compensa-	Stock	Paid-In
	Shares	Amount	Shares	Amount	tion	Subscribed	Capital

Net loss	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—

Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	—	(1,132,350)	1,535,770

Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	—	5,478,609

Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	—	18,760,144

Net loss	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—

Common stock issued for consulting services	—	—	63,750	6	—	—	63,094

Warrants issued for consulting services in 2005	—	—	—	—	—	—	135,000

Common stock issued at $0.70 per share on various dates in 2005	—	—	7,515,981	752	—	—	4,832,439

Common stock issued at $0.7125 per share on various dates in 2005	—	—	3,228,070	322	—	—	2,090,178

Common stock issued at $0.564 per share on various dates in 2005	—	—	6,419,840	642	—	—	3,599,658

Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	—	—	29,480,513

Net loss	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—

Common stock issued via exercise of warrants on various dates in 2006	—	—	3,151,892	315	—	—	1,457,829

Common stock issued for consulting services in 2006	—	—	56,250	6	—	—	50,994

Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	—	—	(1,395)

Common stock issued at $0.75 per share in 2006	—	—	8,666,666	867	—	—	6,256,282

Common stock issued at $0.729 per share in 2006	—	—	1,371,742	138	—	—	979,367

Fair value of unvested stock options upon adoption of SFAS 123(R)	—	—	—	—	(376,031)	—	376,031

Amortization of unearned compensation	—	—	—	—	250,890	—	—

Fair value of stock options issued in 2006	—	—	—	—	—	—	1,476,684

Balance at December 31, 2006	—	—	75,125,014	7,513	(125,141)	—	40,076,305

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through March 31, 2008 (Continued)

(Unaudited)

	Preferred Stock		Common Stock
					Unearned	Common	Additional
					Compensa-	Stock	Paid-In
	Shares	Amount	Shares	Amount	tion	Subscribed	Capital

Net loss	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—

Common stock issued to employee	—	—	333,333	33	—	—	273,266

Fair value of unearned shares related to ommitment shares	—	—	805,987	80	—	—	668,889

Unearned common stock issued for commitment shares	—	—	(465,170)	(47)	—	—	(386,044)

Fusion shares issued at various prices in 2007	—	—	970,994	97	—	—	499,903

Common stock issued for consulting services	—	—	540,000	54	—	—	263,446

Common stock issued at $0.405 per share in 2007	—	—	2,993,346	299	—	—	1,109,944

Repurchase of shares	—	—	—	—	—	—	—

Retirement of repurchased shares	—	—	(100,000)	(10)	—	—	(40,090)

Common stock issued at $0.417 per share in 2007	—	—	3,130,000	313	—	—	1,194,821

Common stock issued at $0.375 per share in 2007	—	—	3,333,333	334	—	—	1,249,666

Amortization of unearned compensation	—	—	—	—	110,473	—	(24,727)

Fair value of stock options issued in 2006 and 2007	—	—	—	—	—	—	237,631

Balance at December 31, 2007	—	—	86,666,837	8,667	(14,668)	—	45,123,009

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—
Unearned common stock issued for commitment shares	—	—	96,719	9	—	—	80,247
Common stock issued for consulting services	—	—	120,000	12	—	—	36,226
Amortization of unearned compensation	—	—	—	—	5,868	—	—
Fair value of stock options issued in 2006 and 2007	—	—	—	—	—	—	33,591

Balance at March 31, 2008	—	$—	86,883,556	$8,688	$(8,800)	$—	$45,273,073

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through March 31, 2008 (Continued)

(Unaudited)

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance at October 14, 2000 (Inception)

Common stock issued in exchange for interest in wholly owned subsidiaries	$—	$—	$—	$(4,138,684)	$(105,181)

Net loss	—	—	—	(1,406,709)	(1,406,709)

Foreign currency translation adjustment	—	(4,476)	—	—	(4,476)

Comprehensive loss	—	—	—	—	(1,411,185)

Common stock issued on various dates during 2001	—	—	—	—	1,509,841

Balance at December 31, 2001	—	(4,476)	—	(5,545,393)	(6,525)

Net loss	—	—	—	(1,712,803)	(1,712,803)

Foreign currency translation adjustment	—	(74,085)	—	—	(74,085)

Comprehensive loss	—	—	—	—	(1,786,888)

Common stock issued at $0.225 per share on various dates during 2002	—	—	—	—	522,690

Balance at December 31, 2002	—	(78,561)	—	(7,258,196)	(1,270,723)

Net loss	—	—	—	(4,230,296)	(4,230,296)

Foreign currency translation adjustment	—	179,689	—	—	179,689

Comprehensive loss	—	—	—	—	(4,050,607)

Common stock issued on various dates during 2003	—	—	—	—	125,000

Common stock issued for consulting services	—	—	—	—	45,000

Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	—	(409,614)	(319,729)

Common stock issued upon exercise of stock options on various dates during 2003	—	—	—	—	1,218,304

Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	—	—	—

Common stock issued at $1.50 per share on various dates during 2003	—	—	—	—	5,000,000

Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	(795,650)

Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	(180,000)	—	—	—	952,350

Balance at December 31, 2003	(180,000)	101,128	—	(11,898,106)	903,945

Net loss	—	—	—	(6,728,014)	(6,728,014)
Foreign currency translation adjustment	—	(97,446)	—	—	(97,446)

Comprehensive loss	—	—	—	—	(6,825,460)

Common stock issued at $1.50 per share on various dates in 2004	180,000	—	—	—	583,527

Preferred stock issued on various dates during 2004	—	—	—	—	5,478,764

Balance at December 31, 2004	—	3,682	—	(18,626,120)	140,776

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through March 31, 2008 (Continued)

(Unaudited)

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	—	—	—	(6,852,165)	(6,852,165)
Foreign currency translation adjustment	—	2,329	—	—	2,329

Comprehensive loss	—	—	—	—	(6,849,836)

Common stock issued for consulting services in 2005	—	—	—	—	63,100
Warrants issued for consulting services in 2005	—	—	—	—	135,000

Common stock issued at $0.70 per share on various dates in 2005	—	—	—	—	4,833,191

Common stock issued at $0.7125 per share on various dates in 2005	—	—	—	—	2,090,500

Common stock issued at $0.564 per share on various dates in 2005	—	—	—	—	3,600,300

Balance at December 31, 2005	—	6,011	—	(25,478,285)	4,013,031
Net loss	—	—	—	(7,608,155)	(7,608,155)
Foreign currency translation adjustment	—	(10,392)	—	—	(10,392)

Comprehensive loss	—	—	—	—	(7,618,547)

Common stock issued via exercise of warrants on various dates in 2006	—	—	—	—	1,458,144
Common stock issued for consulting services in 2006	—	—	—	—	51,000
Conversion of preferred stock into common stock on various dates in 2006	—	—	—	—	—
Common stock issued at $0.75 per share in 2006	—	—	—	—	6,257,149
Common stock issued at $0.729 per share in 2006	—	—	—	—	979,505

Fair value of unvested stock options upon adoption of SFAS 123(R)	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	250,890
Fair value of stock options issued in 2006	—	—	—	—	1,476,684

Balance at December 31, 2006	—	(4,381)	—	(33,086,440)	6,867,856

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through March 31, 2008 (Continued)

(Unaudited)

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	—	—	—	(10,826,392)	(10,826,392)
Foreign currency translation adjustment	—	16,469	—	—	16,469

Comprehensive loss	—	—	—	—	(10,809,923)

Common stock issued to employee	—	—	—	—	273,299

Fair value of unearned shares related to commitment shares	—	—	—	—	668,969
Unearned common stock issued for commitment shares	—	—	—	—	(386,091)
Fusion shares issued at various prices in 2007	—	—	—	—	500,000
Common stock issued for consulting services	—	—	—	—	263,500
Common stock issued at $0.405 per share in 2007	—	—	—	—	1,110,243
Repurchase of shares	—	—	(40,100)	—	(40,100)
Retirement of repurchased shares	—	—	40,100	—	—
Common stock issued at $0.417 per share in 2007	—	—	—	—	1,195,134
Common stock issued at $0.375 per share in 2007	—	—	—	—	1,250,000
Amortization of unearned compensation	—	—	—	—	85,746
Fair value of stock options issued in 2006 and 2007	—	—	—	—	237,631

Balance at December 31, 2007	—	12,088	—	(43,912,832)	1,216,264

Net loss	—	—	—	(1,490,756)	(1,490,756)

Foreign currency translation adjustment	—	25,381	—	—	25,381

Comprehensive loss	—	—	—	—	(1,465,,375)

Unearned common stock issued for commitment shares	—	—	—	—	80,256

Common stock issued for consulting services	—	—	—	—	36,238

Amortization of unearned compensation	—	—	—	—	5,868

Fair value of stock options issued in 2006 and 2007	—	—	—	—	33,591

Balance at March 31, 2008	$—	$37,469	$—	$(45,403,588)	$(93,158)

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2008 and 2007 and the

Period from October 14, 2000 (inception) through March 31, 2008

(Unaudited)

			October 14, 2000
	Three Months Ended March 31,		(inception) through
	2008	2007	March 31, 2008
Cash flows from operating activites
Net loss	$(1,490,756)	$(2,404,534)	$(45,403,588)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	20,918	21,595	402,294
Amortization	—	—	7,786
Write off of patent	—	—	337,329
Write off of obsolete inventory	—	—	5,925
Loss (gain) on sale/disposal of furniture & equipment	(3,807)	—	6,445
Loss on impairment of construction in progress	—	1,288,614
Non cash contributions	—	—	5,312
Common stock and warrants issued for consulting services	36,238	—	553,838
Common stock issued to employee	—	136,667	273,299
Common stock issued for commitment shares	80,256	42,054	363,134
Amortization of unearned compensation	39,459	127,042	2,090,410
Changes in operating assets and liabilites:
Accounts receivable	15,675	(129,842)	(99,861)
Other receivables	20,179	145,612	(172,440)
Inventory, prepaid expenses and other current assets	(30,213)	(103,489)	(565,589)
Accounts payable	192,503	284,811	1,966,751
Accrued expenses	(215,929)	(98,843)	341,355
Deferred grants	(58,864)	102,991	417,116
Deferred marketing program	(18,500)	(73,224)	67,833
Cash flows used in operating activities	(1,412,841)	(1,949,160)	(38,114,037)

Cash flows from investing activities
Restricted cash	1,082,915	417,461	(1,251,044)
Purchase of furniture and equipment	(16,297)	(4,012)	(2,070,998)
Proceeds from sale of furniture & equipment	7,000	—	20,150
Purchase of patent	—	—	(345,115)
Cash flows provided by (used in) investing activities	1,073,618	413,449	(3,647,007)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	—	—	5,478,764
Net proceeds from private placement	—	—	5,953,757
Purchase of treasury stock	—	—	(40,100)
Net proceeds from issuance of common stock	—	—	30,605,870
Cash flows provided by financing activities	—	—	41,998,291

Effect of exchange rate changes on cash	25,381	2,702	30,556

Net (decrease)/increase in cash	(313,842)	(1,533,009)	267,803

Cash at beginning of period	581,645	3,065,630	—

Cash at end of period	$267,803	$1,532,621	$267,803

Cash paid for interest	$2,230	$1,853	$123,513

Cash paid for income taxes	None	None	None

Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.
Conversion of preferred to common stock at various dates during 2006, $1,550,000.

See Notes to Consolidated Financial Statements

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

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

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 74,173,483 shares of the Company’s common stock so that the total number of shares approved for listing is now 120,692,381. Our shares began to trade on the Exchange on July 1, 2004.

O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.

Basis of Presentation

The Company’s unaudited consolidated financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have reclassified certain prior-period amounts to conform to the current period’s presentation.  If the Company were to continue to incur losses without additional funding and were to fail to continue as a going concern, then its assets and liabilities would be required to be stated on a liquidation basis which would differ significantly from the going concern basis.

At March 31, 2008, the Company had negative working capital of $453,401, of which $1,251,044 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $45,403,588.  At December 31, 2007, the Company had positive working capital of $848,207, of which $2,333,959 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $43,912,832.  The lack of adequate working capital and continuing losses create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has concluded that additional equity must be raised in 2008 in order for the Company to have sufficient cash to execute its business plan.

AMEX Delisting

On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders’ equity. The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it plans to take to return to full compliance. The Company has entered into a common stock purchase agreement with Fusion Capital Fund II, LLC to raise up to $10 million in new

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

equity over a twenty-five month period starting on February 16, 2007. Also, the Company announced a private placement in which we raised an additional $2.52 million in July and August 2007. As noted below, the Company planned to raise additional new equity in conjunction with the acquisition of the ProEco Energy Company (“ProEco”). We believed these actions were needed to enable us to meet or exceed the equity requirements of the Exchange.

On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company’s plan to regain listing qualifications compliance.  With the acceptance of the plan, the Company was able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008.  The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1006(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide which requires listed companies to have at least $4.0 million of stockholders’ equity when it has sustained losses from continuing operations and/or net losses in its four most recent fiscal years.

Under the terms of the notice from AMEX, the Company was to continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance.  The Company has been subject to periodic review by AMEX staff during the interim period.  If the Company was not in compliance on December 29, 2008, or the Company did not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, the Company’s shares would continue to be traded as a bulletin board stock.

On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco agreed to defer further discussions regarding the development of the Ethanol Plant until conditions in the capital markets improved.

On February 7, 2008, the Company received notice from the staff of the AMEX that, due to the deferral of the ProEco project, the Company was no longer demonstrating progress consistent with the July 27, 2007 plan and had determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of the Company from listing and registration on AMEX. This action, which was appealed by the Company, was taken because the Company was not in compliance with Section 1003(a)(iii) of the AMEX Company Guide, in that its stockholders’ equity was less than $6 million and it had sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In addition, the Company was not in compliance with Section 1003(a)(ii) as its stockholders’ equity was less than $4 million and it had sustained losses from continuing operations and/or net losses in three out of four of its most recent fiscal years.

On February 12, 2008, the Company appealed the delisting determination by requesting an oral hearing to present its plan, its progress in achieving the plan and maintaining its AMEX listing. On April 4, 2008, the Company received notice from AMEX that it was not in compliance with Section 1003(a)(i), in that the Company’s stockholders’ equity was less than $2 million and it had sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(iv) which concerns the delisting of the securities of a company based on the amount of such losses and the impairment of its financial condition.  Subsequent to an oral hearing on April 15, 2008, the Company received notice from AMEX on April 21, 2008 indicating its determination to prohibit the continued listing of the Company’s common stock on the Exchange and to initiate delisting proceedings.

On April 28, 2008 the Company announced that it began trading on the Pink Sheet Electronic Quotation Service under the trading symbol OTOD.PK.

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

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Based on Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities” (“FIN 46R”), the Company is the holder of the majority of the risks and rewards relating to ProEco Energy Company, Inc. (“ProEco”). As such, the Company is considered to be the “primary beneficiary” of ProEco, deemed to be a variable interest entity (“VIE”), and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements for the three months ended March 31, 2008 and for the period October 14, 2000 (inception) through March 31, 2008.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2008 and December 31, 2007, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

Restricted Cash

On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million which is restricted to operational costs associated with developing markets in Europe.  In 2008, the Company notified the investor in this private placement that it has temporarily utilized a portion of these funds for current non-European operating purposes.  The investor has acknowledged this temporary utilization with the expectation that these funds will be repaid.  The Company has used approximately $852,000 of these funds through May 9, 2008.  In addition to the $467,000 temporarily utilized for non-European operating purposes during the three month period ended March 31, 2008, restricted funds declined by approximately $615,000, net of approximately $120,000 in foreign currency gains, as a result of marketing expenditures in Europe.

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

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

Office furniture and equipment: 3 to 5 years

Fuel and test equipment: 5 to 20 years

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $20,918, $21,595 and $402,294 for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) through March 31, 2008, respectively.

Accounting for Impairment of Long-Lived Assets

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

In light of the postponement of the Ethanol Plant project, due to unfavorable market conditions, the Company has re-examined the carrying value of the construction in progress asset. As of December 31, 2007, management had evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future. Accordingly, the Company believed that it was prudent not to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

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

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of March 31, 2008 and December 31, 2007, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $67,833 and $86,333, respectively. The Company recorded $1,147, $17,059 and $1,223,150 in costs for the CityHome™ initiatives, in excess of sponsorship fees, during the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) through March 31, 2008, respectively.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $0, $0 and $450,000 for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) to March 31, 2008, respectively.

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

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). Prior to January 1, 2006, the Company’s share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes was $1,727,574 higher for the period October 14, 2000 (inception) through March 31, 2008, than if it had continued to account for share-based compensation under APB 25.

Stock options generally vest over three years and expire ten years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting. Once these options are granted by the Board of Directors under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.  During the three months ended March 31, 2008 and 2007, no additional options were granted and, in the first quarter of 2008, 200,000 options expired unexercised.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model were as follows:

	2007	2006	2005

Expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Volatility range*	73%	72–209%	59–120%
Risk-free interest rate*	4.16%	4.64–5.09%	3.39–3.96%

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

In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which was effective for fiscal years beginning after December 15, 2006. This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48 and has determined that such adoption has not had a significant effect on the Company’s consolidated financial position and results of operations.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the period-end exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ equity (deficit) as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of March 31, 2008 and December 31, 2007, accumulated other comprehensive income included $37,469 and $12,088, respectively, of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75% owned subsidiary. The Brazilian subsidiary recognized revenue of $0, $0 and $7,682 for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) through March 31, 2008, respectively. Brazil also had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $98,147 and $95,201 at March 31, 2008 and December 31, 2007, respectively. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no Brazilian operations currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations. At March 31, 2008 and December 31, 2007, the Brazilian operation had aggregate losses of $2,175,320 and $2,038,986, respectively. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

On December 31, 2004, the Company ceased operations at two of its wholly-owned subsidiaries in the United Kingdom. In connection with the cessation, the Company recorded an exchange gain in the 2004 consolidated statement of operations of $94,396 to recognize cumulative translation gains previously recorded in other comprehensive income (loss). The subsidiaries were primarily holding companies and had no assets or liabilities as of December 31, 2004. Since that date, these subsidiaries incurred no activity and therefore had no profit or loss.

The company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary recognized $0, $0 and $12,176 of revenue for the three months ended March 31, 2008 and 2007 and for the period of April 2006 through March 31, 2008, respectively. At March 31, 2008 and December 31, 2007, the Spanish subsidiary had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $419,505 and $275,678, respectively. Transactions in Spain are denominated in, and the functional currency is, the Euro. At March 31, 2008 and December 31, 2007, the Spanish operation had aggregate losses of $2,334,738 and $1,933,878.

The Company expanded its operations in Ireland in August 2007 by establishing a 100% owned subsidiary. At March 31, 2008, this subsidiary had not been an active company.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007 and the results of operations and cash flows presented herein for the three month periods ended March 31, 2008 and 2007and from inception (October 14, 2000) through March 31, 2008 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2007 previously filed with the SEC on March 31, 2008.

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

ProEco, which has had limited operations to date, had been in the process of developing a new fuel-grade Ethanol Plant with planned capacity of at least 100 million gallons per year to be built in two 50 million gallon stages (each a “Train”). Pursuant to the terms of the Agreement, ProEco Shareholders would receive 60% of the Transaction Shares at the time of the closing and would receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares would be held in escrow until the conditions for their release had been met. The parties intended the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

The Agreement required ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco was required to have entered into a definitive engineering,

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

3. ProEco Transaction (continued)

procurement and construction (“EPC”) contract, with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project, and executed marketing agreements for the sale of the production of the Ethanol Plant as well as corn feedstock. Pursuant to the terms of the Agreement, ProEco was responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

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

Pursuant to the terms of the letter of intent for the Agreement, the Company agreed to enter into a secured loan agreement with ProEco for the purposes of financing the purchase options for the land to be used for the Ethanol Plant and certain engineering and permitting work required for the closing of the ProEco share exchange. The annual interest rate on the loan is 7% and the maturity date of the loan was December 15, 2007.

Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol. For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates. On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008. These agreements were subsequently extended again until February 29, 2008. On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008. The Company and ProEco have agreed to continue to develop the Ethanol Plant when conditions in the capital markets improve. At December 31, 2007, management had evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the existing debt and equity markets, as well as the limited likelihood that a buyer would be identified for this project in the near future. Accordingly, the Company believed that it was prudent not to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

Based on FIN 46R, the Company is the holder of the majority of the risks and rewards relating to ProEco. As such, the Company is considered to be the “primary beneficiary” of ProEco which is deemed to be a VIE. (In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.) Based on these guidelines, the Company has determined that ProEco was a VIE beginning with the third quarter of 2007 and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements. Prior to that period, activity with ProEco was not material.

The following table summarizes the significant assets and liabilities of ProEco as of March 31, 2008 and December 31, 2007:

Cash	$8,310
Accounts payable	351,005
Accrued expenses	31,304

ProEco expenses, including a $1,288,614 impairment charge and after elimination of intercompany transactions, of $15,000, $0 and $1,704,287 for the three months ended March 31, 2008 and a 2007 and the period October 14, 2000 (inception) through March 31, 2008, respectively, are also reflected in the Company’s consolidated statements of operations.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Common Stock and Warrant Activity During 2008

Energenics Transactions

On October 17, 2007, the Company entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics Holdings”) to provide funding and commercial support to develop the Asian market for O2Diesel TM , the Company’s ethanol diesel fuel blend.

The parties entered into a Common Stock and Warrant Purchase Agreement (the “Energenics Agreement”), as amended on December 10, 2007 (the “Amendment”), pursuant to which Energenics Holdings agreed to purchase 3,333,333 shares of the Company’s common stock in a private placement, for total proceeds of approximately $1.25 million. The effective per share price of $0.375 represents 121% of the market price on the AMEX on the day prior to the signing of the Amendment. As part of the transaction, the Company agreed to issue a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.375 per share, which warrant will be issued upon the closing of the transactions contemplated by the Energenics Agreement and shall be exercisable from the date that is six months following the date of issuance until October 17, 2012 (“Investment Warrant”).

The parties also entered into a Shareholders Agreement in which Energenics Holdings and the Company will jointly develop the market for O2Diesel TM  in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia will be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. For the past year, pursuant to the Supply and Distribution Agreement, dated September 15, 2006, O2Diesel has supplied its additive to Energenics for the blending and distribution of O2Diesel TM  in the Asian Pacific and South Asia.

The parties entered into a License agreement whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) will license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel TM  in the territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company entered into a similar License agreement with O2Diesel Asia, pursuant to which the Company will pay to O2Diesel Asia a royalty based on sales of the Company’s product in the territory.

As part of the transaction, upon the purchase of certain quantities of O2D05 or the equivalent, the Company will also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.375 per share, which warrant shall be exercisable during the period from the date of issuance until October 17, 2012 (“JV Warrant”).

Also, as part of the transaction, upon the achievement by Energenics Holdings of certain levels of additional purchases of O2D05 or the equivalent, the Company will issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.375 or 121% of the closing price per share (rounded to the nearest cent) of the Company’s common stock on a public stock exchange on the date such warrants are earned (“Market Development Warrants,” and, collectively with the Investment Warrant and the JV Warrant, the “Warrants”). The Market Development Warrants are exercisable from the date of issuance to October 17, 2012.

Due to market conditions in the global credit markets, Energenics Holdings has funded only a portion of this transaction.  The Company has received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007.  The Company and Energenics are currently renegotiating the terms of this transaction and the final payment of $750,000.  The Company anticipates closing this transaction during the second quarter of 2008.

KL Process Transaction

On March 11, 2008, the Company’s wholly owned subsidiary, O2Diesel Europe, Plc (“O2Diesel Europe”) entered into an exclusive Technology License and Services Agreement (the “KL Agreement”) with KL Process Design Group, LLC (“KL”) whereby O2Diesel Europe obtained an exclusive license to use, exploit and sublicense certain KL intellectual property, know-how and processes for the production and sale of ethanol from feedstocks other than simple sugars and starches (the “KL Product”).  KL granted this license to O2Diesel Europe on an exclusive basis in Europe, India, Russia and other rapidly developing global markets.  Pursuant to the Agreement, KL also agreed to provide certain services related to the design and construction of production plants necessary to produce the Product.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

4. Common Stock and Warrant Activity During 2008 (Continued)

As part of the KL Agreement, the Company agreed to issue 1,000,000 shares of the Company’s common stock to KL as consideration for the license, as well as certain royalty and design services fees.  The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

5. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company’s fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continued until June 30, 2007. As of March 31, 2008, NREL has not yet closed this contract. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of March 31, 2008 and December 31, 2007, the Company had incurred the full cumulative costs of $2,039,651 towards completion of the contract therefore leaving no balance of costs left to spend in order to complete the contract. From the inception of the contract in December 2002 through March 31, 2008 and December 31, 2007, the Company billed NREL $1,631,720 of which $16,317 is included in other receivables as of March 31, 2008 and December 31, 2007.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company’s fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory. As of March 31, 2008 and December 31, 2007, the Company had incurred cumulative costs of $1,029,350 and $986,222, respectively, towards completion of the contract, leaving a balance of $94,484 and $137,612, respectively, in costs to complete the contract. From the inception of the contract through March 31, 2008 and December 31, 2007, the Company billed NREL $822,520 and $786,847, respectively, of which $42,533 and $57,690 is included in other receivables as of March 31, 2008 and December 31, 2007, respectively.

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

Appropriation from the U.S. Department of Defense (1)

In 2003, the Company received an appropriation of $1,000,000 from the U.S. Department of Defense (“DoD”) to test O2Diesel™ fuel in non-strategic military vehicles operated by the U.S. Air Force at Nellis Air Force Base in Las Vegas, Nevada. Under the terms of this Appropriation, a third party is to be paid $200,000 to administer this program on behalf of the Department of Defense. The remaining $800,000 is to be used to fund purchases of O2Diesel™ fuel, certain capital equipment and to reimburse the Company for its labor, overhead and out-of-pocket costs required to complete this project. Under this program, the Company is required to meet certain milestones as a condition to receiving reimbursements for its costs. Thus, upon achieving a milestone, the Company accrues the amount due and submits an invoice for reimbursement. All amounts are expensed as incurred, and all amounts receivable for work completed are treated as a reduction to expense over the period earned. The period of performance for this program ran from October 7, 2003 to December 31, 2004. Through December 31, 2004, the Company had achieved five milestones and, since inception, has billed $360,000 related to this appropriation, of which $160,000 was billed in January, 2005. By its terms, this contract expired on December 31, 2004 and will not be extended. No activity under this appropriation has taken place subsequent to March 31, 2005. The work required to achieve the milestones not completed as of December 31, 2004, has been included as part of the Statement of Work for Appropriation (2) from the DoD as is permitted under that contract. However, the funds from Appropriation (1) cannot be applied to Appropriation (2). Through December 31, 2005, the Company had received cash in excess of costs incurred of $296,097 and had recorded Deferred Grants at December 31, 2005 in the Consolidated Balance Sheet. All amounts billed had been received as of

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

5. Government Appropriations (continued)

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

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the DoD. Under this contract, the Company’s O2DieselTM fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2DieselTM as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and continued through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the DoD by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. As of December 31, 2006, costs totaling $1,011,215 had been incurred and billed, leaving a remaining contract balance of $1,349. As of December 31, 2007, this contract was formally closed.

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the DoD. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the DoD. This contract contains a payment schedule based on meeting performance milestones. Four milestones were achieved during 2006 which resulted in issuing $530,000 of invoices during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contains no more than 80% petroleum. If this project is successful, an application will be made to DOE for “alternative fuel” status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada and Minot Air Force Base in North Dakota. As of March 31, 2008 and December 31, 2007, $884,867 and $860,576 in expenses have been incurred, leaving an available contract balance of $25,133 and $49,424, respectively. In addition to the $715,000 in expenses that have been invoiced as of March 31, 2008 and December 31, 2007, based on achieving seven milestones through 2007, the Company has recorded Unbilled Appropriations of $161,771 and $145,576 at March 31, 2008 and December 31, 2007, respectively, in the consolidated balance sheets.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2DieselTM. The Company entered into a contract for $575,000 in 2007. As of March 31, 2008, lab testing of a new fuel combining O2DieselTM, biodiesel, and diesel had been conducted and field testing was nearing completion at Nellis Air Force Base in Las Vegas, Nevada. Another field test is planned during mid-2008 at Barksdale Air Force Base in Shreveport, Louisiana.

Appropriation from the U.S. Department of Defense (5)

In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2Diesel. Of this amount, $688,710 was added during the third quarter of 2007 to the contract described in DoD (4), for a total contract amount of $1,263,710 at March 31, 2008 and December 31, 2007. This contract contains a payment schedule based on meeting performance milestones. Six milestones have been achieved through 2007 which resulted in the issuance of invoices totaling $644,893 and $620,536 as of March 31, 2008 and December 31, 2007, respectively. Aggregate costs of $227,777 and $144,556 were incurred under this contract resulting in the balance of $417,116 and $475,980 being recorded in deferred grants in the consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively.

Appropriation from the U.S. Department of Defense (6)

In 2007, the Company received an appropriation of approximately $1,600,000 for continued testing and verification of O2DieselTM. The Company will submit its proposal for several possible test projects and expects to enter into a contract, eligible for approximately 80% of the appropriation, in the second quarter of 2008.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

6. Other Receivables

Significant components of the Company’s Other Receivables at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
NREL Appropriation	$58,852	$74,007
Receivables related to product demonstrations in Spain	35,756	45,407
VAT receivable (Spain)	63,424	57,594
Employee travel advances, etc.	14,408	15,611
	$172,440	$192,619

7. Accrued Expenses

Significant components of the Company’s Accrued Expenses at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Legal and professional fees	$153,790	$234,721
Payroll-related liabilities	42,032	30,304
Severance payments	90,752	190,508
Other	65,939	112,909
	$352,513	$568,442

8. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses. The income tax benefit reflected in the accompanying consolidated statement of operations is the current benefit recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Net operating loss carryforwards	$12,750,600	$11,831,969
Deferred revenue	22,500	453,020
Accrued expenses	119,200	255,818
Total deferred tax assets	12,892,300	12,540,807
Valuation allowance	(12,892,300)	(12,540,807)
Net deferred tax assets	$-	$-

Management has determined that a valuation allowance equal to 100% of the existing deferred tax asset is appropriate given the uncertainty regarding the ultimate realization of these assets. At March 31, 2008, the Company had Federal and state net operating loss carryforwards of approximately $29.3 million for income tax purposes. If not used, these carryforwards begin to expire in 2021. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As a result, certain amounts of the net operating loss carryforwards may expire without being utilized. As of March 31, 2008, the Company had an Irish net operating loss carryforward of approximately $761,000 which can be carried forward indefinitely, a cumulative Spanish loss of approximately $2.1 million and a Brazilian net operating loss of approximately $1.8 million that may be carried forward indefinitely, but which is subject to annual usage limitations.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

8. Income Taxes (continued)

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, its federal and state tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as “major” tax jurisdictions as defined. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2004 to December 31, 2007) and for the tax years which remain open for examination in Ireland (December 31, 2007), Spain (December 31, 2007) and Brazil (December 31, 2007). Based on this evaluation, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the period ended March 31, 2008 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Upon adoption on January 1, 2007 and as of March 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses, and interest paid or received is recorded in interest expense or interest income, related to the settlement of tax audits for certain prior periods. For the period ended March 31, 2008, there were no penalties or interest recorded relating to the settlement of tax audits.

Federal tax rules under Section 382 of the Code impose limitations on the use of net operating losses (“NOL”) following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since the Company’s formation, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in the expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position under FIN 48.

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

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity (Continued)

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

 $10.0 Million Private Placement

On February 16, 2007, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the Purchase Agreement, at the Company’s discretion, the Company may sell up to $10.0 million of the Company’s common stock to Fusion Capital from time to time over a twenty-five month period. The Company has reserved for issuance up to 12,000,000 shares of the Company’s common stock for sale to Fusion Capital under this agreement. The Company has issued to Fusion Capital 805,987 shares of the Company’s common stock as a commitment fee for entering into the Purchase Agreement.

Concurrent with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. Subject to earlier termination at the Company’s discretion, Fusion Capital’s purchases commenced after June 8, 2007 when the Securities and Exchange Commission (“SEC”) declared effective the registration statement related to the transaction. Generally, the Company has the right but not the obligation from time to time to sell an aggregate of up to 12 million shares of the Company’s common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company’s shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

During the quarters ended March 31, 2008 and 2007, the Company did not execute any transactions under this agreement.  From the effective date of this agreement through March 31, 2008, the Company executed five separate transactions, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

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

(Unaudited)

9. Stockholders’ Equity (Continued)

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

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity (Continued)

The purchaser of the Series B Preferred Stock was granted an option to purchase additional shares of the Company’s common stock equal to the difference between the number of shares of common stock actually received upon conversion and the number of shares that would have been received at a conversion price of $1.82. The exercise price shall be the Series B Fixed Conversion Price.

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accreted the value of the beneficial conversion feature through equity and recorded a deemed dividend to preferred stockholders. These dividends amounted to $0, $0 and $6,200,005 for the three months ended March 31, 2008 and 2007 and the period from October 14, 2000 (inception) through March 31, 2008, respectively, and are included in the consolidated statements of operations. In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

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

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity (Continued)

Options

The Company implemented a Stock Incentive Plan (the “Incentive Plan”) in 2004 for which the Board of Directors has authorized 9,750,000 shares of common stock to be reserved for future issuance under the Incentive Plan.

The following table shows the outstanding options granted under the Stock Incentive Plan.

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50	-
Granted in 2005	5,450,000	$1.50	7.5
Exercised in 2005	-
Forfeited or Expired	-
Outstanding at December 31, 2005	5,950,000	$1.50	7.5

Granted During the Year Ended December 31, 2006	1,350,000	$1.28	8.2
	200,000	$1.50	8.2
	100,000	$0.71	8.6
Exercised During the Year Ended December 31, 2006	-
Forfeited or Expired	(100,000)	$1.28
Outstanding at December 31, 2006	7,500,000	$1.43	7.6

Granted During the Year Ended December 31, 2007	250,000	$1.50	9.8
Exercised During the Year Ended December 31, 2007	-
Forfeited or Expired	(1,575,000)	$1.48
Outstanding at December 31, 2007	6,175,000	$1.45	7.8

Granted During the Three Months Ended March 31, 2008	-
Exercised During the Three Months Ended March 31, 2008	-
Forfeited or Expired	(200,000)	$1.28
Outstanding at March 31, 2008	5,975,000	$1.45	7.7

Exercisable at March 31, 2008	5,616,125	$1.46	7.7

Restricted Stock Awards

On November 4, 2004, the Company entered into an investor relations consulting agreement for a term of four years. In exchange for services, the Company awarded the consultant 50,000 shares of restricted stock as settlement of this agreement, effective November 9, 2007 and recognized $23,500 of consulting expense in 2007.

On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year which the parties subsequently agreed to renew on an annual basis. In exchange for services, the Company paid the consultant $7,250 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. As of March 31, 2008, the restrictions on all 100,000 shares issued under this contract had lapsed and such shares were earned and able to be sold.  On March 31, 2008, the Company awarded 120,000 shares of restricted stock as final payment for services rendered and terminated this agreement. The $36,238 of expense related to this award was offset entirely by the settlement of amounts previously accrued for such services.  For the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) through March 31, 2008, the Company recognized $0, $0 and $81,500, respectively, of net expense in connection with these stock awards.

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity (Continued)

On November 16, 2006, the Board of Directors approved the grant of 500,000 shares of restricted stock to a former officer, Mr. Roger, pursuant to the terms of the Company’s 2004 Stock Incentive Plan and Mr. Roger’s employment agreement. The terms of the award were that the shares were to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. Under the terms of the agreement, the receipt of shares was contingent on Mr. Roger remaining employed by the Company on the date of vesting. In 2006, there was no FAS 123(R) expense for the grant of restricted stock.

On May 14, 2007, the Company entered into an investor relations consulting agreement for a term of two months. In exchange for services, the Company paid the consultant a fee of $10,000. In addition, the Company awarded the consultant 50,000 shares of restricted stock. In connection with the stock award, the Company recognized $0, $0 and $27,000 of consulting expense for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000, (inception) through March 31, 2008, respectively.

On May 16, 2007, the Company entered into a second investor relations consulting agreement for a term of six months. In exchange for services, the Company awarded the consultant 440,000 shares of restricted stock. In connection with the stock award, the Company recognized $0, $0 and $213,000 of consulting expense for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000, (inception) through March 31, 2008, respectively. Pursuant to the terms of the consulting agreement, 220,000 shares, 120,000 shares and 100,000 shares of the restricted stock were earned by the consultant on May 16, 2007, July 16, 2007 and September 17, 2007, respectively. As March 31, 2008, the restrictions on the 440,000 shares issued under this contract have lapsed and such shares were earned.

On August 1, 2007, the Company entered into a Separation Agreement with Mr. Roger. Pursuant to the Separation Agreement, all of Mr. Roger’s options vested as of the date of the Separation Agreement and in accordance with the Incentive Plan, Mr. Roger had thirty days to exercise these options, which expired unexercised. Finally, 166,667 of the remaining shares of Mr. Roger’s restricted stock vested on the date of the Separation Agreement and 166,666 of the remaining shares will vest on July 31, 2008. Mr. Roger agreed not to sell or transfer these shares until after that date.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of March 31, 2008:

Common Shares Outstanding		86,883,556

Reserved For Future Issuance
Options granted to officers, directors, employees and consultants	5,975,000
Unearned restricted stock award to former officer	166,666
Unearned common stock issued for commitment shares	368,452
Warrants	12,683,997	19,194,115

Total shares issued and outstanding and reserved for future issuance at March 31, 2008.		106,077,671

O2Diesel Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

10. Related Party Transactions

A company controlled by a former Chairman of the Board provided office space, accounting and other services to the Company at a cost of approximately $2,500 per month, through June 2007, to the Company’s Irish subsidiary. For the three months ended March 31, 2008 and 2007 and for the period October 14, 2000, (inception) through March 31, 2008, the Company paid $0, $16,509, and $207,595, respectively, to the company controlled by the former Chairman. At March 31, 2008, there was no amount accrued as a payable to this related party.

Included in other receivables at March 31, 2008 and December 31, 2007 is $24,408 and $15,611 which primarily represents travel advances made to employees. Included in Accounts Payable at March 31, 2008 and December 31, 2007 is $223,806 and $150,486 which primarily represents directors’ fees and travel expenses reimbursable to employees.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $41,067, $34,342 and $662,020 for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) through March 31, 2008, respectively.

11. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of March 31, 2008, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases

2008	$105.374
2009	15,400
Total	$120,774

Rent expense under the leases with unrelated parties was $49,100, $39,196 and $563,232 for the three months ended March 31, 2008 and 2007 and for the period October 14, 2000 (inception) through March 1, 2008, respectively.

12. Subsequent Events

YellTec Transaction

On April 6, 2008, the Company entered into a Letter of Intent (the “YellTec Agreement”) to acquire all the outstanding shares of YellTec GmbH (“YellTec”), a German company which specializes in biofuels distribution.  YellTec is focused on small to medium size truck fleets and operates an exclusively German-based network of its own strategically located fueling points.

The Company is acquiring all the outstanding shares of YellTec for €3 million, or $4.7 million at current exchange rates and subject to a purchase price adjustment, and is issuing 5.3 million shares of the Company’s stock.  The Company is working with an international investment banking firm to identify potential investors for this transaction.

The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

OVERVIEW

Business Plan

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through March 31, 2008.

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

Transactions During the First Quarter of 2008

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

ProEco, which has had limited operations to date, had been in the process of developing a new fuel-grade ethanol plant with planned capacity of 100 million gallons per year to be built in two 50 million gallon trains (each a “Train “). Pursuant to the terms of the Agreement, ProEco Shareholders would receive 60% of the Transaction Shares at the time of the closing and would receive the remaining 40% of the Transaction Shares in two equal installments upon the completion of construction of the first Train (20%) and the commencement of construction of the final Train (20%). The remaining 40% of the Transaction Shares would be held in escrow until the conditions for their release had been met. The parties intended the transaction to qualify as a tax-free reorganization under Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

The Agreement required ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco was required to have entered into a definitive engineering, procurement and construction (“EPC”) contract with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project and executed marketing agreements for the sale of the production of the Ethanol Plant as well as corn feedstock. Under the terms of the share exchange agreement, ProEco was responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

As a condition to the closing of the ProEco share exchange, the Company was obligated to secure the financing necessary to complete the construction costs to build the Ethanol Plant. Accordingly, the Company was required to raise $60 to $70 million in debt and between $30 and $40 million in equity in the first quarter of 2008 for each train.

Prior to closing, the Company and the ProEco Shareholders were to enter into a stockholder agreement that would, among other things, impose restrictions on the transfer of the Transaction Shares.

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

Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol.  For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates.  On January 8, 2008, the Company announced that due to unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008.  These agreements were subsequently extended again until February 29, 2008.  On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008.  The Company and ProEco have agreed to continue to develop the Ethanol Plant when conditions in the capital markets improve.  Management has evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future.  Accordingly the Company believes that it is prudent not to assign a value to this asset.  As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

The following table summarizes the significant assets and liabilities of ProEco as of March 31, 2008 and December 31, 2007:

Cash	$8,310
Accounts payable	351,005
Accrued expenses	31,304

ProEco expenses, including the $1,288,614 impairment charge and after elimination of intercompany transactions, of $15,000, $0 and $1,704,287 for the three months ended March 31, 2008 and a 2007 and the period October 14, 2000 (inception) through March 31, 2008, respectively, are also reflected in the Company’s consolidated statements of operations.

Energenics Transactions

On October 17, 2007, the Company entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics Holdings”) to provide funding and commercial support to develop the Asian market for O2Diesel TM , the Company’s ethanol diesel fuel blend.

The parties entered into a Common Stock and Warrant Purchase Agreement (the “Energenics Agreement”), as amended on December 10, 2007 (the “Amendment”), pursuant to which Energenics Holdings agreed to purchase 3,333,333 shares of the Company’s common stock in a private placement, for total proceeds of approximately $1.25 million. The effective per share price of $0.375 represents 121% of the market price on the AMEX on the day prior to the signing of the Amendment. As part of the transaction, the Company agreed to issue a warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.375 per share, which warrant will be issued upon the closing of the transactions contemplated by the Energenics Agreement and shall be exercisable from the date that is six months following the date of issuance until October 17, 2012 (“Investment Warrant”).

The parties also entered into a Shareholders Agreement in which Energenics Holdings and the Company will jointly develop the market for O2Diesel TM  in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia will be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. For the past year, pursuant to the Supply and Distribution Agreement, dated September 15, 2006, O2Diesel has supplied its additive to Energenics for the blending and distribution of O2Diesel TM  in the Asian Pacific and South Asia.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

The parties entered into a License agreement whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) will license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel TM  in the territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company entered into a similar License agreement with O2Diesel Asia, pursuant to which the Company will pay to O2Diesel Asia a royalty based on sales of the Company’s product in the territory.

As part of the transaction, upon the purchase of certain quantities of O2D05 or the equivalent, the Company will also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.375 per share, which warrant shall be exercisable during the period from the date of issuance until October 17, 2012 (“JV Warrant”).

Also, as part of the transaction, upon the achievement by Energenics Holdings of certain levels of additional purchases of O2D05 or the equivalent, the Company will issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.375 or 121% of the closing price per share (rounded to the nearest cent) of the Company’s common stock on a recognized exchange on which these shares are traded on the date such warrants are earned (“Market Development Warrants,” and, collectively with the Investment Warrant and the JV Warrant, the “Warrants”). The Market Development Warrants are exercisable from the date of issuance to October 17, 2012.

Due to market conditions in the global credit markets, Energenics Holdings has funded only a portion of this transaction.  The Company has received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007.  The Company and Energenics are currently renegotiating the terms of this transaction and the final payment of $750,000.  The Company anticipates closing this transaction during the second quarter of 2008.

KL Process Transaction

On March 11, 2008, the Company’s wholly owned subsidiary, O2Diesel Europe, Plc (“O2Diesel Europe”) entered into an exclusive Technology License and Services Agreement (the “KL Agreement”) with KL Process Design Group, LLC (“KL”) whereby O2Diesel Europe obtained an exclusive license to use, exploit and sublicense certain KL intellectual property, know-how and processes for the production and sale of ethanol from feedstocks other than simple sugars and starches (the “Product”).  KL granted this license to O2Diesel Europe on an exclusive basis in Europe, India, Russia and other rapidly developing global markets.  Pursuant to the Agreement, KL also agreed to provide certain services related to the design and construction of production plants necessary to produce the Product.

As part of the KL Agreement, the Company agreed to issue 1,000,000 shares of the Company’s common stock to KL as consideration for the license, as well as certain royalty and design services fees.  The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

YellTec Transaction

On April 6, 2008, the Company entered into a Letter of Intent (the “Agreement”) to acquire all the outstanding shares of YellTec GmbH (“YellTec”), a German company which specializes in biofuels distribution.  YellTec is focused on small to medium size truck fleets and operates an exclusively German based network of its own strategically located fueling points.

The Company is acquiring all the outstanding shares of YellTec for €3 million or $4.7 million at current exchange rates subject to a purchase price adjustment as described in the Agreement and is issuing 5.3 million shares of the Company’s stock.  The Company is working with an international investment banking firm to identify potential investors for this transaction.

The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

A copy of the Agreement will be filed as an exhibit to the Company’s Form 10-Q on or about August 15, 2008.

Delisting of Common Stock on AMEX

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Exchange has approved additional applications to list 74,173,483 more shares of our common stock so that the total number of shares approved for listing is 120,692,381. Our shares began to trade on the Exchange on July 1, 2004.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

The Company’s audited consolidated financial statements for the year ended December 31, 2007, were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our independent registered public accounting firm included an explanatory paragraph in their report on the December 31, 2007 audited consolidated financial statements to highlight that the Company’s accumulated losses and working capital deficit raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited financial statements for the three months ended March 31, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  If the Company were to continue to incur losses without additional funding and were to fail to continue as a going concern, then its assets and liabilities would be required to be stated on a liquidation basis which would differ significantly from the going concern basis.

At March 31, 2008, the Company had negative working capital of $453,401, of which $1,251,044 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $45,403,588.  At December 31, 2007, the Company had positive working capital of $848,207, of which $2,333,959 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $43,912,832.

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

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it planned to take to return to full compliance.  The Company had entered into a common stock purchase agreement with Fusion Capital Fund II, LLC to raise up to $10 million in new equity over a twenty-five month period starting February 16, 2007.  Also the Company announced a private placement in which we raised an additional $2.52 million in July and August 2007.  As noted below, the Company intended to raise additional new equity in conjunction with the acquisition of the ProEco Energy Company.  We believed these actions would enable us to meet or exceed the equity requirements of the Exchange.

On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company’s plan to regain listing qualifications compliance.  With the acceptance of the plan, the Company was able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008.  The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1006(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide which requires listed companies to have at least $4.0 million of stockholders’ equity when it has sustained losses from continuing operations and/or net losses in its four most recent fiscal years.

Under the terms of the notice from AMEX, the Company was to continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance.  The Company has been subject to periodic review by AMEX staff during the interim period.  If the Company was not in compliance on December 29, 2008, or the Company did not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company’s common stock. If the Company’s common stock were to be de-listed by the AMEX, the Company believed its shares would continue to be traded as a bulletin board stock.

The consolidated financial statements in this report do not include any adjustments to reflect other anticipated private placements or the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

As described previously in the section, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008.  The Company and ProEco have agreed to continue to develop the Ethanol Plant when conditions in the capital markets improve.

On February 7, 2008, the Company received notice from the staff of the AMEX that due to the deferral of the ProEco project, the Company was no longer demonstrating progress consistent with the July 27, 2007 plan and had determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of the Company from listing and registration on AMEX. This action, which was appealed by the Company, was taken because the Company is not in compliance with Section 1003(a)(iii) of the AMEX Company Guide, in that its stockholders’ equity is less than $6 million and it has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In addition, the Company is not in compliance with Section 1003(a)(ii) as its stockholders’ equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three out of four of its most recent fiscal years.

On February 12, 2008, the Company appealed the delisting determination by requesting an oral hearing to present its plan, its progress in achieving the plan and maintaining its AMEX listing. On April 4, 2008,the Company received notice from AMEX that it was not in compliance with Section 1003(a)(i) in that the Company’s stockholders’ equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(iv) which concerns the delisting of the securities of a company based on the amount of such losses and the impairment of its financial condition.  Subsequent to an oral hearing on April 15, 2008, the Company received notice on April 21, 2008 from AMEX indicating its determination to prohibit the continued listing of the Company’s common stock on the Exchange and to initiate delisting proceedings.

On April 28, 2008 the Company announced that it began trading on the Pink Sheet Electronic Quotation Service under the trading symbol OTOD.PK.

Operations

During the first quarter of 2008, we continued our efforts to generate sales to our targeted fleet customers in North America, South America and India, as well as our efforts to develop targeted demonstrations in Europe.

North America

Our focus for the U.S. has been to target key geographical areas and specific diesel markets based upon:

     Current and projected quantity of diesel fuel consumption;

     High population centers under strict air quality regulations;

     Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

     Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

     Off-road construction equipment;

     Diesel equipment used by port facilities and large-scale mining operations; and

     Military installations in non-combat vehicles

In the U.S., O2Diesel’s first quarter sales and marketing efforts for fleet sales were focused in the state of California and in the Midwest.  The Company continued its commercial activities at the Port of Long Beach and the pursuit of additional opportunities in this market segment at the ports of Oakland and Los Angeles. The Company expanded its test demonstration with a USAF base in Nevada and had nearly completed a second demonstration at Minot Air Force Base (North Dakota) in which the Company’s technology was proven to be successful under extreme cold weather conditions.  During the second quarter of 2008, the Company will add a third test demonstration for the Air Force at a base in Louisiana during which the Company’s technology will be tested under extreme humidity conditions.  It is expected that this third test will be the final demonstration required by the Air Force in order to implement a formal purchasing specification during the third quarter of this year.

We also continued to devote resources to our CityHome™ demonstration program as a means of documenting operating performance data.  CityHome™ is a marketing and sales initiative directed at city transit agencies across the United States as an opportunity to

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

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

In the first quarter of 2008, we had a CityHome™ installation with one municipal bus fleet as well as several small school bus fleets in Chicago and South Dakota.  To date, we have used this initiative as a component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for several CityHome™ programs, the fleet demonstrations executed under this program have required significant financial support from the Company. As a result, we have limited new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. The Company’s future involvement with the CityHome™ program has thus been reduced only to programs that can be considered cost neutral.

We continued our efforts to support and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers during the first quarter. These efforts are focused on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. As of March 31, 2008, the Company maintained its supply agreement with an ethanol industry group to supply limited amounts of ethanol at preferential pricing for our Midwestern customers.

During the latter half of 2007, the U.S. ethanol industry experienced several economic and logistical challenges to the general expansion of production capacity.  The prices of various ethanol feedstocks, most notably corn, have increased while, at the same time, ethanol prices have seen a general decline as new production capacity comes on line.  In addition, the demands on experienced EPC contractors have increased, particularly with the need for qualified skilled labor to build new plants.  As a consequence, many new projects have experienced increased construction costs and project delays at a time when the profitability of the industry is being tested.  At the end of the year, market conditions for raising capital for ethanol plants had become so unfavorable that the Company announced its decision to delay the project with ProEco to develop an ethanol plant until conditions in the capital markets improve.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended March 31, 2008, the Company continued its efforts to register O2Diesel™ fuel with the EPA and to complete the protocols to allow O2Diesel™ to be classified as a California Diesel Emissions Control Strategy (DECS) by the California Air Resources Board.

In addition, we continued to develop a revised ballot for incorporation of our fuel as an American Society for Testing and Materials (ASTM) specification. This revision is based on the results of the initial voting on the original ballot submitted in December 2006 as well as the subsequent ballot submitted in December 2007. The 2007 ballot showed a reduced number of negative votes which the task force has continued to respond to.  A member of the Company serves as the chairman of the subcommittee tasked with revising this ballot and the revision will be re-submitted during the second quarter of 2008 so that it can be discussed and voted on during the June 2008 ASTM international meeting.

Finally, during the first quarter we continued to develop contract proposals for submission to the Department of Energy and the Department of Defense to utilize the $2.6 million of available appropriations received in prior years. These appropriations were awarded for the purpose of continued testing and verification of O2Diesel™, including the requirements of both DECS and the U.S. military. The work undertaken for our regulatory approvals has taken more time than originally anticipated and, while we continue our efforts in these areas, it is not possible to predict when these final approvals will be obtained.

South America

In Brazil, the roll out of our product has been much slower than planned, despite the fact that we have succeeded in verifying our technology in several earlier demonstration fleets.  The cost of ethanol in Brazil has shown seasonal market fluctuations, which has made it difficult to produce our blended fuel at a consistently cost competitive level.  Also, obtaining government approvals and gaining market awareness has taken longer than we anticipated.  In response to these issues, we have made a decision to follow a less

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

aggressive marketing strategy for Brazil and taken steps to reduce our overhead.  We are targeting customers in this market on a very focused basis, supporting them with a small consulting staff that performs our marketing and technical functions.  Our marketing plans have been scaled back until we have a solid base of customers.  In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets.

Brazil’s fuel distribution system is more concentrated than in the U.S. As a consequence, O2Diesel must join with one or more large fuel distributors that can blend and deliver O2Diesel™ to customers in Brazil. O2Diesel currently cooperates on a non-exclusive basis with Brazil’s largest fuel distributor, BR, the distribution arm of the state-owned mineral oil company Petrobrás. Failure to attract additional distribution partners to cover other parts of Brazil will likely set back our timetable for achieving market penetration in that country.

During the first quarter of 2008, we continued our support of the municipal bus fleet in Curitiba.  We have seen a reduction in the market price of ethanol during this time period.  However, just as in the U.S., we have found that commercial success in Brazil will depend on reliable, cost competitive supplies of ethanol.  It is the Company’s intention to identify strategic partners in the ethanol industry in Brazil and throughout South America in order to negotiate such supply contracts.

In 2007, the Company announced the appointment of Fair Energy, S.A. as our distributor for several new markets in Central and South America.  The Company has targeted demonstration programs in Columbia, Paraguay and Bolivia for implementation over the next several quarters.  The first of these demonstrations was started in the fourth quarter of 2007 in Anunción, Paraguay’s capital and was successfully completed during the quarter ended March 31, 2008.  The Company is currently waiting to see if the government will require expanded use of the fuel in that country in 2008.

While South America remains an important market, the timing of expanded commercial activity here continues to be slower than anticipated and the Company cannot predict when this will occur.

Europe

During the first quarter of 2008, the Company continued its efforts to define the EU regulatory requirements and to identify market opportunities for testing and potential commercialization.  Our efforts in this region focused on developing fuel blending capability, identify flame arrestor and other hardware requirements for fleet fueling, working with local and EU regulators to clarify the application of existing regulations to ethanol-diesel as an alternative fuel, establishing procedures to be used to manage fleet conversions to our fuel and discussing test demonstration opportunities.  The Company continued its demonstration programs with municipal bus fleets in France (Veolia) and Spain (Tussam).  These demonstrations are funded by government grants and the Company.  Upon successful completion of these demonstrations, it is anticipated that the Company will have fulfilled the requirements to be able to market O2Diesel™ in these countries on a commercial basis.  We have identified several additional fleet demonstration opportunities in Spain, the Netherlands and Belgium.  We expect these or other potential customers to develop into new demonstration programs in 2008.

On March 11, 2008, the Company announced that its wholly owned subsidiary, O2Diesel Europe, PLC, had signed the KL Agreement with KL to develop the next generation of ethanol production known as Cellulosed-Based Ethanol (CBE).  The agreement secures the Company’s rights to expand KL’s cellulosic to ethanol production technology in Europe, India, Russia and other rapidly developing global markets.  The Company views this agreement as a significant strategic opportunity to participate in the development of second generation renewable fuels in markets which are facing immediate regulatory requirements to replace traditional fossil fuels, such as the European Union.

On April 6, 2008, the Company announced that it had entered into a Letter of Intent to acquire YellTec GmbH (“YellTec”), a German company which specializes in biofuels distribution.  YellTec is focused on small to medium size truck fleets and operates an exclusively German based network of its own strategically located fueling points throughout that country.

The Company believes that these two transactions represent important steps in achieving its strategy of expanding its participation in the broader biofuels industry as well as vertically integrating and controlling the cost of the ethanol fuel component for O2Diesel™.

Asia

Our exclusive distributor in this region, Energenics, continued its efforts to expand its participation with its first large municipal bus fleet in Karnataka, India.  The pace of the conversion of the remainder of this fleet during the first quarter was slower than expected which reduced orders for our product. Energenics has continued to target additional large bus fleets in the state of Maharashtra, India.

Technical and Logistical Issues

Significant technical and logistical issues continued to challenge our ability to generate sales in the first quarter of 2008. While we have made substantial progress in addressing these challenges, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™ fuel, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

supplies of fuel grade ethanol and (4) obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel. O2Diesel has implemented several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2Diesel™ as a premium clean-burning fuel.

(1) Logistics of delivery, storing and dispensing O2DieselTM fuel:    We have signed distribution agreements with nineteen jobbers, who in turn have centrally fueled fleets as their customers. We sell additive directly to these jobbers and, when required, assist them in locating ethanol supplies in order to blend these components with diesel and then sell our fuel to their customers. Alternatively, our sales force plans to sell our additive directly to companies, governmental port facilities and others that operate large centrally fueled fleets. To date, such customers have included centrally fueled truck fleets and cargo handling facilities at a major port, however our sales force plans to market to bus fleets, construction fleets, municipalities, and agricultural users. In these transactions, the Company maintains a similar working relationship with the customer’s blending facilities as it does with third party jobbers. Whether we sell to the jobber or directly to the fleet customer, a key part of the relationship is to provide safety and technical training regarding the use of the fuel. In addition, our technical staff also works with customers to insure that its storage facilities are clean and are compatible for storing and dispensing O2Diesel TM .

(2) Sourcing and installation of flame arrestors and other devices:    As part of the process by which O2DieselTM was approved for sale in California, the California Air Resources Board established several conditions that we must adhere to on an ongoing basis. An important condition is that all storage tanks in which O2Diesel is stored and all vehicles that use the fuel must be fitted with devices know as flame arrestors. These are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. In 2004 and 2005, this issue proved to be a serious obstacle and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though this technology had been used for many years, flame arrestors in the required sizes and designs were not yet available as an “off the shelf” item for use with our fuel at that time. In addition, the Company was required to conduct significant research and development efforts to identify (and in some cases design) flame arrestors, adaptors, primer pumps and other equipment for vehicles that use O2Diesel TM  in different climates and driving conditions. Since that time, the flame arrestor challenge has largely been resolved for the vehicles within O2Diesel’s target markets. Our technical staff works closely with each customer with regard to purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. We will work with customers to source and install these devices either directly or in a supervisory role

(3) Negotiating reliable, price-competitive supplies of fuel grade ethanol:    We have confirmed that it is important to carefully select ethanol suppliers, because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel TM  be of a consistently high quality and that it meet certain other specifications. We continue to work closely with the industry to identify ethanol suppliers who meet our criteria. In 2008, we maintained a contract with an ethanol industry group to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers. In addition, the Company announced its intention to purchase a controlling interest in ProEco, an engineering company that is intending to build a new ethanol manufacturing facility in South Dakota. While this project has been deferred due to conditions in the financing markets for such construction projects, it remains the Company’s intention to obtain ownership interest in ethanol producing facilities so that we can assure competitively priced, high quality ethanol for use in our commercialization efforts.

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

(4) Obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel: As previously described in the Government Approvals section, the Company is continuing its efforts to certify its additives and O2Diesel TM  blends under the requirements of the EPA, the CARB and the ASTM. Our progress with these certification requirements will support our efforts to develop an alternative fuel specification for the DoD. Obtaining each of these approvals is critical to successful commercialization of the Company’s products.

The Company has taken several steps since 2005 to overcome these problems and to support the introduction of O2DieselTM fuel to new customer opportunities. First, we have assembled documentation regarding the design requirements of flame arrestors and equipment used in our markets to serve as a basis for a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. We have identified several equipment vendors who we now work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. To support these efforts further, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers. Second, we have developed a checklist of procedures to be used by our technicians (in conjunction with our customer) to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. In addition, we have developed a training program that will enable our technicians to teach our

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

customers’ fleet maintenance staff about handling and storing O2Diesel TM fuel, fleet modification and maintenance issues that can be expected. Third, to support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program continue to be evaluated.

        All of these issues have led to greater lead times than expected to convert fleets from using regular diesel to O2DieselTM. In fact, we have seen that the time it takes to do the conversion work can be the most important factor in bringing on more customers to use our fuel. Other factors, such as the availability of the customer’s vehicles for conversion, the degree of participation provided by the customer’s maintenance employees and the flexibility provided to O2Diesel employees in assisting the implementation process (due to union, insurance or safety reasons) can all add to the length of time to accomplish these conversion tasks. The Company anticipates that the work completed since 2005 will allow us to bring all of these factors into the implementation planning process so that we can avoid the costs and delays we experienced in the past.

        Another challenge to our commercialization strategy in 2008 has been the price and availability of ethanol. The Company has seen that even with a reliable supplier, the price of this commodity can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support and the availability and the price of competing products. For example, starting in the second quarter of 2006, many petroleum refiners began replacing methyl tertiary butyl ether (MTBE) in gasoline with ethanol. This replacement has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. Similarly, the demand for corn has increased significantly, since this commodity is the primary ingredient in the production of ethanol. In addition, since most ethanol is transported by rail, freight costs continue to play a larger role in its price, particularly when the end users are geographically distant from the production facilities. While production quantities of ethanol have continued to increase, the rise in its production and distribution costs have made the cost of O2DieselTM increase in relation to convention diesel fuel throughout 2007. It is the Company’s strategy going forward to help control the costs of ethanol by continuing our contract with the ethanol industry group at preferred prices and continuing our efforts to acquire production capacity from projects like the ProEco acquisition.

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

First Quarter Summary

Operating results during the three months ended March 31, 2008 were mixed in comparison to the comparable period ended March 31, 2007. Revenue declined significantly from $181,713 to $13,285 due in large part to the absence of additive shipments to our Asian distributor as well as the absence of sponsorship revenue reflecting reduced activity in CityHome projects. Cost of goods sold decreased by $123,155 primarily reflecting reduced sales activity. Selling and marketing expenses for the period ended March 31, 2008 were approximately $76,000 lower than during the comparable period ended March 31, 2007 as reduced U.S. expenses of approximately $130,000, attributable to lower advertising, consulting and CityHome costs, was offset by approximately $50,000 of higher consulting and conference expenses in our Spanish subsidiary. Product testing and government grant (net) expenses in the quarter ended March 31, 2008 were approximately $129,000 lower than in the comparable period ended March 31, 2007 due to the timing of research costs incurred. General and administrative expenses for the quarter ended March 31, 2008 were approximately $720,000 lower than for the quarter ended March 31, 2007 primarily attributable to approximately $915,000 in lower U.S. costs (including $335,000 lower personnel costs related to staff reductions, $88,000 lower stock option compensation expenses, $135,000 lower travel costs, and $253,000 of lower professional fees) offset by approximately $188,000 of increased travel and consulting costs in Spain and Ireland which were largely attributable to market development, the YellTec acquisition and fund-raising efforts with European investors. Costs related to the YellTec acquisition, amounting to approximately $35,000 for the three months ended March 31, 2008, are expensed as incurred.

Cash Requirements and Liquidity

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan, both of which have been paid and canceled prior to 2007. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs.

AMEX requires that minimum levels of stockholders’ equity be maintained. In December 2004, the Company was notified that it was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders’ equity of $6.0 million by

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

June 2006 and maintain this level going forward. In accordance with the procedures of the AMEX, we filed a plan (“Plan”) with it to demonstrate the steps we will take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the AMEX’s listing rules. To achieve that level of stockholders’ equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. During 2006, as part of its efforts to meet these requirements, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of approximately $1.5 million (after expenses) and three private placements totaling $7.5 million.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements. The Company remained in compliance with the AMEX listing standards as of December 31, 2006. However, for the quarter ended March 31, 2007, the Company did not meet the listing standards with regard to the need to have stockholders’ equity of $6.0 million. As more fully described above in the “Listing of Common Stock on AMEX” section, the Company has remained out of compliance with this requirement. On April 21, 2008, the Company received notice from AMEX indicating its determination to initiate delisting proceedings and on April 28, 2008, the Company announced that it began trading on the Over the Counter Bulletin Board under the trading symbol OTOD. Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at March 31, 2008, we will need to raise additional funds in 2008 to allow us to execute our business plan.

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues.  As such, we are not able to project with certainty the additional funds that will need to be raised.  As stated previously, even with the fund raising completed in 2006 and 2007, we will need to raise additional equity during 2008.

The Company has undertaken a number of efforts to address its short-term liquidity challenges.  We have aggressively pursued new funding initiatives with the YellTec and KL transactions.  We have engaged in renegotiations with Energenics Holdings to complete this transaction.  The work under our government contracts has continued, which provides funds for Company projects with the military and our efforts to obtain regulatory approvals.  We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts.  In connection with our efforts to attract new investments, there can be no assurance that we will be successful in doing so.  Nor can there be any assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $13,285 in sales, and had sponsorship income of $0 associated with the CityHome™ programs, for the three months ended March 31, 2008. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™, other than our supply requirements for Energenics  Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

Research & Development

The Company has 82 patents granted or applications pending for nine different proprietary fuel and additive product inventions registered with the international WIPO (PCT) Registration System. Seven inventions currently have 43 patents granted, and 20 applications pending in 22 different countries in Europe, North America, South America and Asia. Two additional inventions currently have 19 patent applications pending and about to undergo examination in 16 different countries. In August 2008, one of these inventions could be the subject of further patent applications in several additional countries worldwide which are members of the Patent Cooperation Treaty. During this period, O2Diesel’s intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

As part of our cooperation agreement with our additive manufacturer (Cognis), we, along with Cognis, are the joint owners of all patents covering both the use and composition of O2D05. All legal costs associated with preparing, filing and administering the jointly owned patents are shared equally by the Company and Cognis. We also have a number of patents that have been issued that relate to the predecessor technology of O2D05. As a strategic measure, we continue to fund all costs necessary to maintain some of these patents. O2Diesel is the sole owner of these latter patents, which in general cover the use and composition of its prior generation technology.

We have registered a trademark in the U.S. and the European Union for a mark which includes the words and numbers O2DieselTM as well as a figurative logo of the words. We also registered trademarks for “CityHome” (and design) in eight classes of goods and services, “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” and “CITYHO2ME”, each covering one class of goods and services.

The Company has incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. As of March 31, 2008, we incurred expenses of $142,544 during the first quarter of  2008 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

At the end of the first quarter of 2008, we have government test programs in progress with total remaining costs to complete of approximately $1.02 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel TM and to show that the fuel performs well in specific applications.

Included in the foregoing programs is a product demonstration in Nevada to test a new fuel blend referred to as “O28”, which contains the Company’s proprietary additive, ethanol (8%), biodiesel (20%) and regular diesel fuel in non-tactical military equipment. Other programs underway include completing the protocols, emissions test verification and multimedia assessment to allow O2Diesel TM to be classified as a Diesel Emissions Control Strategy fuel by the California Air Resources Board.  O2Diesel is conducting demonstrations with a number of school bus and transit agencies which are evaluating the performance of O2DieselTM as well as O2Diesel TM blended with B20 (diesel fuel blended with a 20% biodiesel component) for a variety of weather conditions, engine types, and operations. Related testing included using O2Diesel TM in large mining equipment as well as offering the military a clean burning diesel fuel for non combat vehicles that would satisfy Energy Policy Act and Presidential Executive Orders requirements for reducing foreign oil dependence.  O2Diesel is currently working with the military to obtain a procurement specification for purchasing the fuel. Over the past two years, we initiated projects to develop the emissions test data necessary to register these fuels for on road application with the EPA.  Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

We are investing time and effort in the design and development of flame arrestor technology. This work is more labor intensive rather than capital intensive.  However, it is a key step in providing a turnkey solution to using these clean burning fuel options. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. This work will continue in 2008.

In the first quarter of 2008, we did not conduct additional research and development projects in Brazil. However, we continued a fleet demonstration in Curitiba as a further effort to obtain approvals for O2Diesel TM  from the agencies that are responsible for the country’s petroleum industry and environmental laws.

These approvals are administered and granted by two Brazilian agencies—ANP and IBAMA. ANP is the National Fuel Regulation Agency and IBAMA is the National Environment Protection Agency. Approvals are needed from both agencies before O2Diesel TM  may be sold in Brazil. In 2004, we submitted applications to both agencies and received limited, but favorable approvals from each. ANP has classified O2Diesel TM  as an alternative diesel fuel. In addition, IBAMA, approved O2Diesel TM  for off road (e.g. in mining) and railroad applications. Also, in response to requests that we submitted to ANP, it granted approval for O2Diesel TM  to be sold to specific customers and for specific regions in Brazil. In 2005, O2Diesel fuel received approvals from the environmental and health secretaries of the cities of Rio de Janeiro, Curitiba and Maringá.

O2Diesel fuel has also become the first alternative fuel to be certified by the TECPAR’s national certification program Transporte Limpo (Clean Transport). For 2008, we do not anticipate spending significant funds on various product and vehicle tests in Brazil.

Similar to our efforts in Brazil, the Company also completed a demonstration for a municipal bus fleet in Anunción, Paraguay.

Employees

As of May 15, 2008, O2Diesel had twelve full-time employees, eleven of which are in the U.S. and one is in Europe. We had two temporary employees to support general administration. Currently, we rely on consultants to assist in commercializing our technology and to help us in key technical areas. At present, we employ seven consultants in the U.S.; three in marketing and business development; one laboratory technician, one chemist; and two in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in 2008 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2008. We anticipate continuing to employ a total of eleven consultants serving in most of the same capacities in 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

KL Process Transaction

On March 11, 2008, the Company’s wholly owned subsidiary, O2Diesel Europe, Plc (“O2Diesel Europe”) entered into an exclusive Technology License and Services Agreement (the “KL Agreement”) with KL Process Design Group, LLC (“KL”) whereby O2Diesel Europe obtained an exclusive license to use, exploit and sublicense certain KL intellectual property, know-how and processes for the production and sale of ethanol from feedstocks other than simple sugars and starches (the “KL Product”).  KL granted this license to O2Diesel Europe on an exclusive basis in Europe, India, Russia and other rapidly developing global markets.  Pursuant to the Agreement, KL also agreed to provide certain services related to the design and construction of production plants necessary to produce the Product.

As part of the KL Agreement, the Company agreed to issue 1,000,000 shares of the Company’s common stock to KL as consideration for the license, as well as certain royalty and design services fees.  The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

SUBSEQUENT CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

O2Diesel Corporation

(A Development Stage Company)

March 31, 2008

ITEM 6. EXHIBITS.

     The following exhibits are filed herewith.

Description
10.1	Letter Agreement, effective as of January 2, 2008, by and between O2Diesel Corporation and ProEco Energy Company (1)

10.2	Letter Agreement, effective as of February 2, 2008, by and between O2Diesel Corporation and ProEco Energy Company (1)

10.3	Letter Agreement effective as of March 19, 2008, by and between O2Diesel Corporation and ProEco Energy Company (2)

10.4	Technology License and Services Agreement, effective as of March 11, 2008, by and between O2Diesel Corporation and KL Process Design Group, LLC +(3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed as an exhibit to the Company’s annual report on Form 10-KSB on March 31, 2008, and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s quarterly report on Form 8-K on March 21, 2008 and incorporated herein by reference.

(3)	Filed herewith.

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

O2DIESEL CORPORATION (Registrant)

Date: May 15, 2008	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)