Form 10-Q
period 2008-06-30
O2DIESEL CORP
filed 2008-08-14
CIK 1117458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

As of August 14, 2008, the registrant had 88,490,174 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

O2DIESEL CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2008

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

02Diesel Corporation
(A Development Stage Company)

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$163,511	$581,645
Restricted cash	214,705	2,333,959
Accounts receivable	1,645	115,536
Other receivables	247,966	192,619
Unbilled appropriations receivable	-	145,576
Inventory	166,828	174,447
Prepaid expenses, parts and deposits	174,132	209,428

Total current assets	968,788	3,753,210

FURNITURE AND EQUIPMENT
Office furniture and equipment	287,045	268,828
Fuel and test equipment	358,880	382,971
	645,926	651,799
Less accumulated depreciation	(304,276)	(283,742)
	341,649	368,057

TOTAL ASSETS	$1,310,438	$4,121,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,497,788	$1,774,248
Accrued expenses	320,455	568,442
Deferred grants	589,941	475,980
Deferred marketing program	-	86,333
Total current liabilities	2,408,184	2,905,003

TOTAL LIABILITIES	2,408,184	2,905,003

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: par value of $0.0001; 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock: par value of $0.0001; 135,000,000 shares authorized; 88,051,752 and 86,666,837 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	8,805	8,667
Additional paid-in capital	45,575,714	45,123,009
Unearned compensation	(2,932)	(14,668)
Accumulated other comprehensive income	35,714	12,088
Deficit accumulated during the development stage	(46,715,047)	(43,912,832)
Total stockholders' equity (deficit)	(1,097,746)	1,216,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,310,438	$4,121,267

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2008 and 2007 and the
Period from October 14, 2000 (inception) through June 30, 2008
(Unaudited)

					October 14, 2000
					(inception)
Three Months Ended			Six Months Ended		through
6/30/08	6/30/07		6/30/08	6/30/07	June 30, 2008
$6,579	$15,035	Additive related sales	$19,864	$180,998	$795,276
-	3,750	Sponsorship income	-	19,500	169,248
6,579	18,785		19,864	200,498	964,524
		Expenses:
14,273	14,130	Cost of goods sold	22,499	145,511	598,058
2,258	-	ProEco operating expenses	17,258	-	417,931
176,169	379,429	Selling and marketing	426,662	705,638	9,692,627
37,595	26,550	Product testing and government grants, net	71,553	189,665	1,671,166
1,072,386	1,715,870	General and administrative	2,385,871	3,749,145	35,473,301
1,302,681	2,135,979	Total operating expense	2,923,843	4,789,959	47,853,083
(1,296,102)	(2,117,194)	Operating loss	(2,903,979)	(4,589,461)	(46,888,559)
		Other income (expense):
(2,630)	(3,053)	Interest expense	(4,860)	(4,906)	(137,725)
588	5,704	Interest income	1,820	28,094	236,418
(20,813)	34,232	Foreign currency gain/(loss), net	100,164	81,538	905,608
-	-	Loss on impairment of construction in progress	-	-	(1,288,614)
7,498	(280)	Other (expense)/income, net	4,640	(390)	312,183
(15,357)	36,603	Total other income (expense)	101,764	104,336	27,870
(1,311,459)	(2,080,591)	Loss before benefit for income taxes	(2,802,215)	(4,485,125)	(46,860,689)
-	-	Benefit for income taxes	-	-	145,642
(1,311,459)	(2,080,591)	Net loss	(2,802,215)	(4,485,125)	(46,715,047)
-	-	Deemed dividend to preferred stockholders	-	-	(6,200,005)
$(1,311,459)	$(2,080,591)	Net loss allocable to common stockholders	$(2,802,215)	$(4,485,125)	$(52,915,052)
$ (0.02)	$(0.03)	Net loss per common share (basic and diluted)	$(0.03)	$(0.06)	$(1.12)
87,238,432	75,642,046	Weighted average shares of common stock outstanding	87,927,472	75,504,260	64,492,476
-	-	Recapitalization resulting from the AAE Technologies International PLC acquisition	-	-	(17,085,025)
87,238,432	75,642,046	Weighted average shares of common stock outstanding - giving effect to the recapitalization	87,927,472	75,504,260	47,407,451

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
 (A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through June 30, 2008
(Unaudited)

	Preferred Stock		Common Stock		Unearned	Common	Additional
	Shares	Amount	Shares	Amount	Compensation	Stock Subscribed	Paid-In Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchang for interest in wholly owned subsidiaries	—	$—	43,008,772	$430,088	$—	$—	$3,603,415
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	—	1,268,031
Balance at December 31, 2001	—	—	67,189,810	671,898	—	—	4,871,446

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	—	515,657
Balance at December 31, 2002	—	—	67,893,092	678,931	—	—	5,387,103

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	—	1,132,350	—

Balance at December 31, 2003	—	—	28,080,372	2,808	—	1,132,350	11,745,765

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through June 30, 2008  (Continued)
(Unaudited)

	Preferred Stock		Common Stock		Unearned	Common	Additional
	Shares	Amount	Shares	Amount	Compensation	Stock Subscribed	Paid-In Capital

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	—	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	—	5,478,609
Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	—	18,760,144

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued for consulting services	—	—	63,750	6	—	—	63,094
Warrants issued for consulting services in 2005	—	—	—	—	—	—	135,000
Common stock issued at $0.70 per share on various dates in 2005	—	—	7,515,981	752	—	—	4,832,439
Common stock issued at $0.7125 per share on various dates in 2005	—	—	3,228,070	322	—	—	2,090,178
Common stock issued at $0.564 per share on various dates in 2005	—	—	6,419,840	642	—	—	3,599,658
Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	—	—	29,480,513

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued via exercise of warrants on various dates in 2006	—	—	3,151,892	315	—	—	1,457,829
Common stock issued for consulting services in 2006	—	—	56,250	6	—	—	50,994
Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	—	—	(1,395)
Common stock issued at $0.75 per share in 2006	—	—	8,666,666	867	—	—	6,256,282
Common stock issued at $0.729 per share in 2006	—	—	1,371,742	138	—	—	979,367
Fair value of unvested stock options upon adoption of SFAS 123(R)	—	—	—	—	(376,031)	—	376,031
Amortization of unearned compensation	—	—	—	—	250,890	—	—
Fair value of stock options issued in 2006	—	—	—	—	—	—	1,476,684
Balance at December 31, 2006	—	—	75,125,014	7,513	(125,141)	—	40,076,305

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through June 30, 2008 (Continued)
(Unaudited)

	Preferred Stock		Common Stock		Unearned	Common	Additional
	Shares	Amount	Shares	Amount	Compensation	Stock Subscribed	Paid-In Capital

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued to employee	—	—	333,333	33	—	—	273,266
Fair value of unearned shares related to ommitment shares	—	—	805,987	80	—	—	668,889
Unearned common stock issued for commitment shares	—	—	(465,170)	(47)	—	—	(386,044)
Fusion shares issued at various prices in 2007	—	—	970,994	97	—	—	499,903
Common stock issued for consulting services	—	—	540,000	54	—	—	263,446
Common stock issued at $0.405 per share in 2007	—	—	2,993,346	299	—	—	1,109,944
Repurchase of shares	—	—	—	—	—	—	—
Retirement of repurchased shares	—	—	(100,000)	(10)	—	—	(40,090)
Common stock issued at $0.417 per share in 2007	—	—	3,130,000	313	—	—	1,194,821
Common stock issued at $0.375 per share in 2007	—	—	3,333,333	334	—	—	1,249,666
Amortization of unearned compensation	—	—	—	—	110,473	—	(24,727)
Fair value of stock options issued in 2006 and 2007	—	—	—	—	—	—	237,631
Balance at December 31, 2007	—	—	86,666,837	8,667	(14,668)	—	45,123,009

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Unearned common stock issued for commitment shares	—	—	193,414	19	—	—	160,514
Common stock issued for consulting services	—	—	1,191,501	119	—	—	256,131
Amortization of unearned compensation	—	—	—	—	11,736	—	—
Fair value of stock options issued in 2006 and 2007	—	—	—	—	—	—	36,060
Balance at June 30, 2008	—	$—	88,051,752	$8,805	$(2,932)	$—	$45,575,714

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through June 30, 2008 (Continued)
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

October 14, 2000 (inception) through June 30, 2008 (Continued)
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

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through June 30, 2008 (Continued)
(Unaudited)
	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	—	—	—	(10,826,392)	(10,826,392)
Foreign currency translation adjustment	—	16,469	—	—	16,469
Comprehensive loss	—	—	—	—	(10,809,923)
Common stock issued to employee	—	—	—	—	273,299
Fair value of unearned shares related to commitment shares	—	—	—	—	668,969
Unearned common stock issued for commitment shares	—	—	—	—	(386,091)
Fusion shares issued at various prices in 2007	—	—	—	—	500,000
Common stock issued for consulting services	—	—	—	—	263,500
Common stock issued at $0.405 per share in 2007	—	—	—	—	1,110,243
Repurchase of shares	—	—	(40,100)	—	(40,100)
Retirement of repurchased shares	—	—	40,100	—	—
Common stock issued at $0.417 per share in 2007	—	—	—	—	1,195,134
Common stock issued at $0.375 per share in 2007	—	—	—	—	1,250,000
Amortization of unearned compensation	—	—	—	—	85,746
Fair value of stock options issued in 2006 and 2007	—	—	—	—	237,631
Balance at December 31, 2007	—	12,088	—	(43,912,832)	1,216,264

Net loss	—	—	—	(2,802,215)	(2,802,215)
Foreign currency translation adjustment	—	23,626	—	—	23,626
Comprehensive loss	—	—	—	—	(2,778,589)
Unearned common stock issued for commitment shares	—	—	—	—	160,533
Common stock issued for consulting services	—	—	—	—	256,250
Amortization of unearned compensation	—	—	—	—	11,736
Fair value of stock options issued in 2006 and 2007	—	—	—	—	36,060
Balance at June 30, 2008	$—	$35,714	$—	$(46,715,047)	$(1,097,746)

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007 and the
Period from October 14, 2000 (inception) through June 30, 2008
(Unaudited)

			October 14, 2000
			(inception)
	Six Months Ended June 30,		through
	2008	2007	June 30, 2008
Cash flows from operating activites
Net loss	$(2,802,215)	$(4,485,125)	$(46,715,047)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	41,759	44,015	423,135
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
(Gain) loss on sale/disposal of furniture & equipment	(4,664)	-	5,588
Loss on impairment of construction in progress	-	-	1,288,614
Non cash contributions	-	-	5,312
Common stock and warrants issued for consulting services	256,250	143,600	773,850
Common stock issued to employee	-	136,650	273,299
Common stock issued for commitment shares	160,533	122,326	443,411
Amortization of unearned compensation	47,796	222,324	2,098,747
Changes in operating assets and liabilites:
Accounts receivable	113,891	(47,573)	(1,645)
Other receivables	(55,347)	(452,727)	(247,966)
Inventory, prepaid expenses and other current assets	188,491	18,943	(346,885)
Accounts payable	(276,460)	590,766	1,497,788
Accrued expenses	(247,987)	(97,743)	309,297
Deferred grants	113,961	333,640	589,941
Deferred marketing program	(86,333)	(136,500)	-

Cash flows used in operating activities	(2,550,326)	(3,607,404)	(39,251,522)

Cash flows from investing activities
Restricted cash	2,119,254	502,694	(214,705)
Purchase of furniture and equipment	(17,687)	(10,495)	(2,072,388)
Proceeds from sale of furniture & equipment	7,000	-	20,150
Purchase of patent	-	-	(345,115)
Cash flows provided by (used in) investing activities	2,108,567	492,199	(2,612,058)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	-	5,953,757
Purchase of treasury stock	-	-	(40,100)
Net proceeds from issuance of common stock	-	500,000	30,605,870
Cash flows provided by financing activities	-	500,000	41,998,291

Effect of exchange rate changes on cash	23,626	9,812	28,801

Net (decrease) increase in cash	(418,134)	(2,605,393)	163,511

Cash at beginning of period	581,645	3,065,630	-

Cash at end of period	$163,511	$460,237	$163,511

Cash paid for interest	$4,860	$4,906	$128,373

Cash paid for income taxes	None	None	None

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

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Company has received approvals to list 75,244,983 shares of the Company’s common stock so that the total number of shares approved for listing is now 121,763,881. Our shares began to trade on the Exchange on July 1, 2004.

On April 28, 2008 the Company announced that it began trading on the Pink Sheet Electronic Quotation Service under the trading symbol OTOD.PK. The Company’s shares then began to trade under the symbol OTOD.OB on or about May 26, 2008.

O2Diesel was reincorporated in the state of Delaware in a transaction that became effective on December 31, 2004.

Basis of Presentation

The Company’s unaudited consolidated financial statements for the three and six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have reclassified certain prior-period amounts to conform to the current period’s presentation.  If the Company were to continue to incur losses without additional funding and were to fail to continue as a going concern, then its assets and liabilities would be required to be stated on a liquidation basis which would differ significantly from the going concern basis.

At June 30, 2008, the Company had negative working capital of $1,439,396, of which $214,705 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $46,715,047.  At December 31, 2007, the Company had positive working capital of $848,207, of which $2,333,959 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $43,912,832.  The lack of adequate working capital and continuing losses create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

From July 2003 through July 2008, the Company has raised approximately $38 million for its operations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

AMEX Delisting

 For the year ended December 31, 2006, the Company was in compliance with AMEX listing requirements, but for the period ended March 31, 2007, the Company was not able to meet AMEX listing requirements. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders’ equity.  The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it planned to take to return to full compliance.  On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company’s plan to regain listing qualifications compliance.  With the acceptance of the plan, the Company would be able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008.  The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1003(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii).

Under the terms of the notice from AMEX, the Company was to continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance.  If the Company was not in compliance on December 29, 2008, or the Company did not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company’s common stock. On February 7, 2008, the Company received notice from the staff of the AMEX that due to the deferral of the ProEco project, as described in Note 3, the Company was no longer demonstrating progress consistent with the plan and had determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of the Company from listing and registration on AMEX. This action was taken because the Company is not in compliance with Section 1003(a)(ii) and (iii) of the AMEX Company Guide.

On February 12, 2008, the Company appealed the delisting determination by requesting an oral hearing to present its plan, its progress in achieving the plan and maintaining its AMEX listing. On April 4, 2008, the Company received notice from AMEX that it was not in compliance with Sections 1003(a)(i) and (iv) of the AMEX Company Guide.  Subsequent to an oral hearing on April 15, 2008, the Company received notice on April 21, 2008 from AMEX indicating its determination to prohibit the continued listing of the Company’s common stock on the Exchange and to initiate delisting proceedings.

On April 28, 2008 the Company announced that it began trading on the Pink Sheet Electronic Quotation Service under the trading symbol OTOD.PK. The Company’s shares then began to trade under the symbol OTOD.OB on or about May 26, 2008.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Based on Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company is the holder of the majority of the risks and rewards relating to ProEco Energy Company, Inc. (“ProEco”). As such, the Company is considered to be the “primary beneficiary” of ProEco, deemed to be a variable interest entity (“VIE”), and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements for the three and six months ended June 30, 2008 and for the period October 14, 2000 (inception) through June 30, 2008.

Variable Interest Entity (VIE)

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Based on these guidelines, the Company determined that ProEco is a VIE beginning with the third quarter of 2007. Prior to that period, activity with ProEco was not material.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2008 and December 31, 2007, cash deposits exceeded federally insured limits which are generally $100,000 per financial institution.

Restricted Cash

On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million which is restricted to operational costs associated with developing markets in Europe.  In 2008, the Company notified the investor in this private placement that it has temporarily utilized a portion of these funds for current non-European operating purposes.  The investor has acknowledged this temporary utilization with the expectation that these funds will be repaid.  The Company has used approximately $1.0 million of these funds (net of $159,000 in repayments) through August 14, 2008.  In addition to the $695,000 and $1.2 million temporarily utilized for non-European operating purposes during the three and six month periods ended June 30, 2008, respectively, restricted funds declined by approximately $615,000 and $957,000 for the same periods, net of foreign currency (losses) gains of approximately ($20,000) and $100,000 for the same periods, as a result of marketing expenditures in Europe.

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $22,420 and $44,015, respectively for the three and six months ended June 30, 2007, and was $20,841, $41,759 and $423,135 respectively for the three and six months ended June 30, 2008 and for the period October 14, 2000 (inception) through June 30, 2008.

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

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of June 30, 2008 and December 31, 2007, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred Marketing Program in the amount of $0 and $86,333, respectively. Within Selling and marketing expense, the Company recorded ($64,732) and ($63,585) in net expenses (income) for the CityHome™ initiatives, in excess of sponsorship fees, during the three and six months ended June 30, 2008 and $69,334, $86,393 and $1,158,418 for the three and six months ended June 30, 2007 period October 14, 2000 (inception) through June 30, 2008, respectively.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising expenses for the three and six months ended June 30, 2008 and 2007 and $450,000 for the period October 14, 2000 (inception) to June 30, 2008.

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

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004),“Share-Based Payment” (“SFAS 123(R)”), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). Prior to January 1, 2006, the Company’s share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes was $2,098,750 higher for the period October 14, 2000 (inception) through June 30, 2008, than if it had continued to account for share-based compensation under APB 25.

Stock options generally vest over three years and expire ten years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting. Once these options are granted by the Board of Directors under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.  During the three and six months ended June 30, 2008 and 2007, no additional options were granted and, in the first quarter of 2008, 200,000 options expired unexercised.

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

In June, 2006, the FASB issued Interpretation No. 48,“Accounting for Uncertainty in Income Taxes” (FIN 48) which was effective for fiscal years beginning after December 15, 2006. This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48 and has determined that such adoption has not had a significant effect on the Company’s consolidated financial position and results of operations.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the period-end exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in stockholders’ equity (deficit) as “accumulated other comprehensive income” and are not included in determining the consolidated net loss. As of June 30, 2008 and December 31, 2007, accumulated other comprehensive income included $35,714 and $12,088, respectively, of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75%-owned subsidiary. The Brazilian subsidiary recognized zero revenue for the three and six months ended June 30, 2008 and 2007 and $7,682 for the period October 14, 2000 (inception) through June 30, 2008. Brazil also had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $98,022 and $95,201 at June 30, 2008 and December 31, 2007, respectively. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no Brazilian operations currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations. At June 30, 2008 and December 31, 2007, the Brazilian operation had aggregate losses of $2,267,487 and $2,038,986, respectively. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured.

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

The company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary recognized $0 and $0 of revenue for the three and six months ended June 30, 2007 and $1,936, $4,427, and $16,603 of revenue for the three and six months ended June 30, 2008 and for the period of April 2006 through June 30, 2008, respectively. At June 30, 2008 and December 31, 2007, the Spanish subsidiary had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $211,185 and $275,678, respectively. Transactions in Spain are denominated in, and the functional currency is, the Euro. At June 30, 2008 and December 31, 2007, the Spanish operation had aggregate losses of $2,753,120 and $1,933,878.

The Company expanded its operations in Ireland in August 2007 by establishing a 100% owned subsidiary. At June 30, 2008, this subsidiary had not been an active company.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007 and the results of operations and cash flows presented herein for the three and six month periods ended June 30, 2008 and 2007 and from inception (October 14, 2000) through June 30, 2008 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2007 previously filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008 and the Form 10-KSB/A previously filed with the SEC on August 6, 2008.

3. ProEco Transaction

On January 12, 2007, the Company entered into a Share Exchange Agreement (the “Agreement”) with ProEco and its shareholders (“ProEco Shareholders”) to acquire shares equal to 80% of the outstanding capital stock of ProEco in exchange for approximately 9.2 million shares of the Company’s common stock (the “Transaction Shares”) valued at $0.872 per share for a total purchase price of $8.0 million.

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

The Agreement required ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco was required to have entered into a definitive engineering, procurement and construction (“EPC”) contract, with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project, and executed marketing agreements for the sale of the production of the Ethanol Plant as well as corn feedstock. Pursuant to the terms of the Agreement, ProEco was responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

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

Based on FIN 46R, the Company is the holder of the majority of the risks and rewards relating to ProEco. As such, the Company is considered to be the “primary beneficiary” of ProEco which is deemed to be a VIE. (In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.) Based on these guidelines, the Company determined that ProEco was a VIE beginning with the third quarter of 2007 and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements. Prior to that period, activity with ProEco was not material.

The following table summarizes the significant assets and liabilities of ProEco as of June 30, 2008 and December 31, 2007:

Cash	$8,310
Accounts payable	$351,005
Accrued expenses	$31,304

Including a $1,288,614 impairment charge and after elimination of intercompany transactions, ProEco expenses of $2,258, $17,258 and $1,706,545 for the three and six months ended June 30, 2008 and the period October 14, 2000 (inception) through June 30, 2008, respectively, are also reflected in the Company’s Consolidated Statements of Operations. There were no ProEco expenses recorded for the three and six months ended June 30, 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4. Common Stock and Warrant Activity During 2008

Energenics Transactions

On October 17, 2007, the Company announced that it had entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics”) to provide funding and commercial support for the development of the Asian market. At that time, the parties entered into a Common Stock and Warrant Purchase Agreement (the “Agreement”) pursuant to which Energenics agreed to purchase 2,551,020 shares of the Company’s common stock in a private placement, for total proceeds of approximately $1.25 million. As part of the transaction, the Company agreed to issue a warrant to purchase 1,275,510 shares of common stock at an exercise price of $0.50 per share, which warrant would be issued upon the closing of the transactions contemplated by the Agreement and would become exercisable from the date that is six months following the date of issuance until October 17, 2012 (“Investment Warrant”).

The parties also entered into a Shareholders Agreement, in which Energenics and the Company would jointly develop the market for O2Diesel™ in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia was to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. Pursuant to the Supply and Distribution Agreement, dated September 15, 2006 (“Supply Agreement”), O2Diesel has supplied its additive to Energenics for the manufacture and distribution of O2Diesel™ in the Asian Pacific and South Asia.

The parties also were to enter into a License agreement(“O2Diesel Asia License Agreement”), whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) would license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel™ in the Territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company was to enter into a similar License agreement (the “ License Agreement” and together with the O2Diesel Asia License Agreement, the “ Licenses”), with O2Diesel Asia, pursuant to which the Company would pay to O2Diesel Asia a royalty based on sales of the Company’s product in the Territory.

As part of the transaction, upon the purchase of a certain quantity of O2D05 or the equivalent, the Company would also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share, which warrant would be exercisable during the period from the date of issuance until October 17, 2012 (“JV Warrant”).

Also, as part of the transaction, upon the achievement by Energenics of certain levels of additional purchases of O2D05 or the equivalent, the Company was to issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.50 or 106% of the closing price per share (rounded to the nearest cent) of the Company’s common stock on the American Stock Exchange on the date such warrants are earned (“ Market Development Warrants ,” and, collectively with the Investment Warrant and the JV Warrant, the “Warrants”). The Market Development Warrants were to be exercisable from the date of issuance to October 17, 2012.

On December 10, 2007, the Company and Energenics entered into an amendment (the “Amendment”) to the Common Stock and Warrant Purchase Agreement, dated October 17, 2007. Pursuant to the Amendment, the Company agreed to increase the number of shares of common stock by 782,313 shares to 3,333,333 shares, which reduced the per share price from $0.49 to $0.375. The per share price of $0.375 represented 121% of the current market price on the American Stock Exchange the day prior to the signing of the Amendment. In addition, the Company agreed to issue an additional 391,157 shares exercisable pursuant to the warrant associated with the Investment Warrant. In addition, the Company was to issue additional warrants (the “Additional Warrants,” and together with the Investment Warrant, the “Amended Warrants”) to purchase shares of common stock, upon the purchase of certain quantities of O2D05 or the equivalent. Pursuant to the Amendment, the exercise price per share for the shares associated with these Additional Warrants was also reduced to $0.375.

All other terms and conditions of the transaction remain as provided in the Agreement.

The common stock and the Warrants were to be issued to the accredited investor in a transaction that would be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4. Common Stock and Warrant Activity During 2008 (continued)

On June 17, 2008, the Company entered into an Amending and Restating Agreement with Energenics to reflect the renegotiated terms of previously announced agreements to provide $2,000,000 of funding and commercial support to develop the Asian market for O2Diesel™, the Company’s ethanol diesel fuel blend.

According to the terms of the Amending and Restating Agreement, the original Common Stock and Warrant Purchase Agreement dated October 17, 2007 and the subsequent Amendment are to be terminated and the previously issued shares of O2Diesel Corporation common stock are to be retired by the Company when the transaction closes. The original Shareholder’s Agreement between Energenics and the Company will be amended to reflect that Energenics agreed to pay the Company $1,250,000 for an eighty percent (80%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia is to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. The existing Warrants (as amended), Licenses and Supply Agreement will remain unchanged.

Under the terms of the Amending and Restating Agreement, the original shares of the Company’s common stock issued to Energenics (in escrow) are to be retired and $1,250,000 is to be paid for the 80% equity interest in O2Diesel Asia. In addition, the Company will enter into an agreement with Energenics to issue an unsecured Convertible Promissory Note for the principal sum of $750,000. The note will be for thirty-six months from the date of issuance, will accrue interest at the rate of 5% per year and will be payable in full at the end of the term.

A copy of the Amending and Restating Agreement with Energenics is attached as an exhibit herein.

Due to conditions in the global credit markets, Energenics has funded only a portion of the transaction. The Company received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007 to be applied toward the equity portion of the transaction and $700,000 in two deposits on July 12, 2008 and August 11, 2008 to be applied toward the Promissory Note. Upon receipt of the final $50,000 portion of the Promissory Note and the payment of the required Irish stamp tax associated with the transfer of the O2Diesel Asia shares, the transaction will close. The Company anticipates this closing to take place during the third quarter of 2008.

KL Process Transaction

On March 11, 2008, the Company’s wholly-owned subsidiary O2Diesel Europe, Plc (“O2Diesel Europe”) entered into an exclusive Technology License and Services Agreement (the “KL Agreement”) with KL Process Design Group, LLC (“KL”) whereby O2Diesel Europe obtained an exclusive license to use, exploit and sublicense certain KL intellectual property, know-how and processes for the production and sale of ethanol from feedstocks other than simple sugars and starches (the “Product”).  KL granted this license to O2Diesel Europe on an exclusive basis in Europe, India, Russia and other rapidly developing global markets.  Pursuant to the Agreement, KL also agreed to provide certain services related to the design and construction of production plants necessary to produce the Product.

As part of the KL Agreement, the Company agreed to issue 1,000,000 shares of the Company’s common stock to KL as consideration for the license as well as certain royalty and design services fees.  The stock is to be issued upon commencement of the first project under the KL Agreement or 18 months after the effective date of the KL Agreement, whichever is earlier. The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

YellTec Transaction

On April 6, 2008, the Company entered into a Letter of Intent (the “LOI”) to acquire all the outstanding shares of YellTec GmbH (“YellTec”), a German company which specializes in biofuels distribution.  YellTec is focused on small to medium size truck fleets and operates an exclusively German based network of its own strategically located fueling points.

The Company was to acquire all the outstanding shares of YellTec for €3 million or $4.7 million at current exchange rates subject to a purchase price adjustment as described in the LOI and was to issue 5.3 million shares of the Company’s stock.  The Company was working with an international investment banking firm to identify potential investors for this transaction.

The common stock was to be issued to the accredited investor in a transaction that would be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

The parties have agreed to terminate the LOI and not to pursue the acquisition in light of changed conditions in the market for vegetable oil products. On July 24, 2008, the Company informed YellTec of its intention to terminate the LOI and any further efforts related to the transaction.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company's fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continued until June 30, 2007. As of June 30, 2008, NREL had not yet closed this contract. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of June 30, 2008 and December 31, 2007, the Company had incurred the full cumulative costs of $2,039,651 towards completion of the contract resulting in no balance of costs left to spend in order to complete the contract. From the inception of the contract in December 2002 through June 30, 2008 and December 31, 2007, the Company billed NREL $1,631,720 of which $16,317 is included in other receivables as of June 30, 2008 and December 31, 2007.

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company's fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory. As of June 30, 2008 and December 31, 2007, the Company had incurred cumulative costs of $1,057,288 and $986,222, respectively, towards completion of the contract, leaving a balance of $66,546 and $137,612, respectively, in costs to complete the contract. From the inception of the contract through June 30, 2008 and December 31, 2007, the Company billed NREL $845,830 and $786,847, respectively, of which $25,945 and $57,690 is included in other receivables as of June 30, 2008 and December 31, 2007, respectively.

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company has submitted its proposal for several possible test projects and expects to enter into a contract, eligible for approximately 80% reimbursement, in the third quarter of 2008.

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

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the DoD. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the DoD. This contract contains a payment schedule based on meeting performance milestones. Four milestones were achieved during 2006 which resulted in issuing $530,000 of invoices during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contains no more than 80% petroleum. If this project is successful, an application will be made to DOE for "alternative fuel" status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada and Minot Air Force Base in North Dakota. As of June 30, 2008 and December 31, 2007, $910,000 and $860,576 in expenses had been incurred, leaving an available contract balance of $0 and $49,424, respectively. In addition to the $910,000 and $715,000 in expenses that had been invoiced as of June 30, 2008 and December 31, 2007, based on achieving all the contract milestones through those dates, the Company has recorded Unbilled Appropriations of $0 and $145,576 at June 30, 2008 and December 31, 2007, respectively, in the consolidated balance sheets.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2DieselTM. The Company entered into a contract for $575,000 in 2007. As of June 30, 2008, lab testing of a new fuel combining O2DieselTM, biodiesel, and diesel had been conducted and field-testing was completed at Nellis Air Force Base in Las Vegas, Nevada and was started at Barksdale Air Force Base in Shreveport, Louisiana.

Appropriation from the U.S. Department of Defense (5)

In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2Diesel. Of this amount, $688,710 was added during the third quarter of 2007 to the contract described in DoD (4), for a total contract amount of $1,263,710 at December 31, 2007. This contract was further amended during the second quarter of 2008 to delete several tasks and replace them which caused a net reduction of $67,224 from the total amount, resulting in a revised total contract amount of $1,196,486 at June 30, 2008. These funds will be used by CTC to conduct lab testing on behalf of this project. The contract with CTC contains a payment schedule based on meeting performance milestones. Ten and six milestones were achieved which resulted in the issuance of invoices totaling $889,087 and $620,536 as of June 30, 2008 and December 31, 2007, respectively. Aggregate costs of $299,146 and $144,556 were incurred under this contract resulting in the balance of $589,941 and $475,980 being recorded in deferred grants in the consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively.

Appropriation from the U.S. Department of Defense (6)

In 2007, the Company received an appropriation of approximately $1,600,000 for continued testing and verification of O2DieselTM. The Company has submitted its proposal for several possible test projects and expects to enter into a contract for approximately $1,188,000 in the third quarter of 2008.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

6. Other Receivables

Significant components of the Company’s Other Receivables at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
NREL contract (DOE)	$42,263	$74,007
CTC contract (DoD)	60,066	-
Receivables related to product demonstrations (Spain)	44,561	45,407
VAT receivables (Spain)	64,890	57,594
Other	36,186	15,611
	$247,966	$192,619

7. Accrued Expenses

Significant components of the Company’s Accrued Expenses at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Legal and professional fees	$105,196	$234,721
Payroll-related liabilities	99,555	30,304
Severance payments	55,252	190,508
Other	60,452	112,909
	$320,455	$568,442

8. Income Taxes

No provision for Federal and state income taxes has been recorded during the periods presented due to the Company’s significant operating losses. The income tax benefit reflected in the accompanying consolidated statement of operations is the current benefit recognized in Ireland for the periods presented.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Net operating loss carryforwards	$13,070,913	$11,831,969
Deferred revenue	(24,265)	453,020
Accrued expenses	194,648	255,818
Total deferred tax assets	13,241,296	12,540,807
Valuation allowance	(13,241,296)	(12,540,807)
Net deferred tax assets	$-	$-

Management has determined that a valuation allowance equal to 100% of the existing deferred tax asset is appropriate given the uncertainty regarding the ultimate realization of these assets. At June 30, 2008, the Company had Federal and state net operating loss carryforwards of approximately $29.9 million for income tax purposes. If not used, these carryforwards begin to expire in 2021. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As a result, certain amounts of the net operating loss carryforwards may expire without being utilized. As of June 30, 2008, the Company had an Irish net operating loss carryforward of approximately $837,000 which can be carried forward indefinitely, a cumulative Spanish loss of approximately $2.5 million and a Brazilian net operating loss of approximately $1.9 million that may be carried forward indefinitely, but which is subject to annual usage limitations.

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

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, its federal and state tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as “major” tax jurisdictions as defined. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2004 to December 31, 2007) and for the tax years which remain open for examination in Ireland (December 31, 2007), Spain (December 31, 2007) and Brazil (December 31, 2007). Based on this evaluation, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the period ended June 30, 2008 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Upon adoption on January 1, 2007 and as of June 30, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses, and interest paid or received is recorded in interest expense or interest income, related to the settlement of tax audits for certain prior periods. Since the adoption of FIN 48, no interest or penalties have been recorded relating to the settlement of tax audits.

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

Concurrent with entering into the Purchase Agreement, the Company entered into a registration rights agreement with Fusion Capital (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company filed a registration statement with the SEC covering the shares that have been issued or may be issued to Fusion Capital under the Purchase Agreement. Subject to earlier termination at the Company’s discretion, Fusion Capital’s purchases commenced after June 8, 2007 when the SEC declared effective the registration statement related to the transaction. Generally, the Company has the right but not the obligation from time to time to sell an aggregate of up to 12 million shares of the Company’s common stock to Fusion Capital in amounts between $100,000 and $1 million depending on certain conditions. The Company has the right to control the timing and amount of any sales of the Company’s shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the shares of common stock without any fixed discount. Fusion Capital shall not have the right or the obligation to purchase any shares of the Company’s common stock on any business day that the price of the Company’s common stock is below either $0.50 or $0.60, depending on the transaction size of the purchase. The agreement may be terminated by the Company at any time at its discretion without any cost to the Company.

During the three and six months ended June 30, 2008, the Company did not execute any transactions under this agreement.  During the three months ended June 30, 2007, the only period during which transactions have occurred since the effective date of this agreement, the Company executed five separate transactions, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

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

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accreted the value of the beneficial conversion feature through equity and recorded a deemed dividend to preferred stockholders. These dividends amounted to $0 for the three and six months ended June 30, 2008 and 2007 and $6,200,005 for the period from October 14, 2000 (inception) through June 30, 2008, respectively, and are included in the consolidated statements of operations. In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

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

The following table shows the outstanding options granted under the Incentive Plan.

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50	-
Granted in 2005	5,450,000	$1.50	7.3
Exercised in 2005	-
Forfeited or Expired	-
Outstanding at December 31, 2005	5,950,000	$1.50	7.3

Granted During the Year Ended December 31, 2006	1,350,000	$1.28	8.0
	200,000	$1.50	8.0
	100,000	$0.71	8.4
Exercised During the Year Ended December 31, 2006	-
Forfeited or Expired	(100,000)	$1.28
Outstanding at December 31, 2006	7,500,000	$1.43	7.2

Granted During the Year Ended December 31, 2007	250,000	$1.50	9.5
Exercised During the Year Ended December 31, 2007	-
Forfeited or Expired	(1,575,000)	$1.48
Outstanding at December 31, 2007	6,175,000	$1.45	7.4

Granted During the Six Months Ended June 30, 2008	-
Exercised During the Six Months Ended June 30, 2008	-
Forfeited or Expired	(200,000)	$1.28
Outstanding at June 30, 2008	5,975,000	$1.45	7.4

Exercisable at June 30, 2008	5,772,875	$1.46	7.4

Restricted Stock Awards

On November 4, 2004, the Company entered into an investor relations consulting agreement for a term of four years. In exchange for services, the Company awarded the consultant 50,000 shares of restricted stock as settlement of this agreement, effective November 9, 2007 and recognized $23,500 of consulting expense in 2007.

On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year which the parties subsequently agreed to renew on an annual basis. In exchange for services, the Company paid the consultant $7,250 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. As of June 30, 2008, the restrictions on all 100,000 shares issued under this contract had lapsed and such shares were earned and able to be sold.  On March 31, 2008, the Company awarded 120,000 shares of restricted stock as final payment for services rendered and terminated this agreement. The $36,238 of expense related to this award was offset entirely by the settlement of amounts previously accrued for such services.  For the three and six months ended June 30, 2008 and 2007 and for the period October 14, 2000 (inception) through June 30, 2008, the Company recognized $0, $0, $0, $0 and $81,500, respectively, of net expense in connection with these stock awards.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

9. Stockholders’ Equity (Continued)

On November 16, 2006, the Board of Directors approved the grant of 500,000 shares of restricted stock to a former officer, Mr. Roger, pursuant to the terms of the Company’s 2004 Stock Incentive Plan and Mr. Roger’s employment agreement. The terms of the award were that the shares were to be issued on January 1, 2007 with 166,667 shares to vest on January 1, 2007, 166,667 shares to vest on January 1, 2008 and 166,666 shares to vest on January 1, 2009. Under the terms of the agreement, the receipt of shares was contingent on Mr. Roger remaining employed by the Company on the vesting date. In 2006, there was no FAS 123(R) expense for the grant of restricted stock.

On May 14, 2007, the Company entered into an investor relations consulting agreement for a term of two months. In exchange for services, the Company paid the consultant a fee of $10,000. In addition, the Company awarded the consultant 50,000 shares of restricted stock. In connection with the stock award, the Company recognized $0, $0, $27,000, $27,000 and $27,000 of consulting expense for the three and six months ended June 30, 2008 and 2007 and for the period October 14, 2000, (inception) through June 30, 2008, respectively.

On May 16, 2007, the Company entered into a second investor relations consulting agreement for a term of six months. In exchange for services, the Company awarded the consultant 440,000 shares of restricted stock. In connection with the stock award, the Company recognized $0, $0, $0, $213,000 and $213,000 of consulting expense for the three and six months ended June 30, 2008 and 2007 and for the period October 14, 2000, (inception) through June 30, 2008, respectively. Pursuant to the terms of the consulting agreement, 220,000 shares, 120,000 shares and 100,000 shares of the restricted stock were earned by the consultant on May 16, 2007, July 16, 2007 and September 17, 2007, respectively. As of June 30, 2008, the restrictions on the 440,000 shares issued under this contract have lapsed and such shares were earned.
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

In the three months ended June 30, 2008, the Company issued 1,071,500 shares of restricted stock to two vendors in lieu of cash payments for investor relations services. The result of these settlements was to reduce accounts payable by $90,000 and to increase professional fees by $130,000.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of June 30, 2008:

Common Shares Outstanding		88,051,752

Reserved For Future Issuance
Options granted to officers, directors, employees and consultants	5,975,000
Unearned restricted stock award to former officer	166,666
Unearned common stock issued for commitment shares	271,756
Warrants	12,683,997	19,097,419

Total shares issued and outstanding and reserved for future issuance at June 30, 2008.		107,149,171

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

10. Related Party Transactions

A company controlled by a former Chairman of the Board provided office space, accounting and other services to the Company at a cost of approximately $2,500 per month, through June 2007, to the Company’s Irish subsidiary. For the three and six months ended June 30, 2008 and 2007 and for the period October 14, 2000, (inception) through June 30, 2008, the Company paid $0, $0, $8,361, $24,871 (of which approximately $13,800 related to the first six months of 2007), and $207,595, respectively, to the company controlled by the former Chairman. At June 30, 2008, there was no amount accrued as a payable to this related party.

Included in Other receivables at June 30, 2008 and December 31, 2007 is $24,729 and $15,611, respectively, which primarily represents travel advances made to employees. Included in Accounts payable at June 30, 2008 and December 31, 2007 is $263,646 and $150,486, respectively, which primarily represents directors’ fees and travel expenses reimbursable to employees.

The Company has entered into two separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $42,578, $83,645, $34,342, $70,676 and $704,598 for the three and six months ended June 30, 2008 and 2007 and for the period October 14, 2000 (inception) through June 30, 2008, respectively.

11. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of June 30, 2008, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases

2008	$62,919
2009	15,400
Total	$78,319

Rent expense under the leases with unrelated parties was $46,874 and $86,070 the three and six months ended June 30, 2007 and $44,240, $93,340, and $607,472 for the three and six months ended June 30, 2008 and for the period October 14, 2000 (inception) through June 30, 2008, respectively.

12. Subsequent Events

YellTec Transaction

On April 6, 2008, as previously disclosed, the Company entered into an LOI to acquire all the outstanding shares of YellTec, a German company which specializes in biofuels distribution. The parties have agreed to terminate the LOI and not to pursue the acquisition in light of changed conditions in the market for vegetable oil products. On July 24, 2008, the Company informed YellTec of its intention to terminate the LOI and any further efforts related to the transaction.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

OVERVIEW

Business Plan

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through June 30, 2008.

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

From July 2003 through July 2008, the Company has raised approximately $38 million for its operations.

Transactions During the Second Quarter of 2008

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
June 30, 2008

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

During the period ended June 30, 2008, the Company devoted no significant activity to the ProEco transaction. ProEco has retained the documentation developed to implement the proposed project and has secured its option rights to the land at the site until October 15, 2008 through an agreement with the Belle Fourche Development Corporation in South Dakota. Both the Company and ProEco continue to monitor market conditions for the development and financing of ethanol plants but had not committed to moving forward on the project as of June 30, 2008. The Company has agreed with ProEco to release the land option in the event an alternative project for the property becomes available.

The following table summarizes the significant assets and liabilities of ProEco as of June 30, 2008 and December 31, 2007:

Cash	$8,310
Accounts payable	$351,005
Accrued expenses	$31,304

ProEco expenses, including the $1,288,614 impairment charge and after elimination of intercompany transactions, of $2,258, $17,258 and $1,706,545 for the three and six months ended June 30, 2008 and the period October 14, 2000 (inception) through June 30, 2008, respectively, are also reflected in the Company’s Consolidated Statements of Operations.

Energenics Transactions

On October 17, 2007, the Company announced that it had entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics”) funding and commercial support for the development of the Asian market. At that time, the parties entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which Energenics agreed to purchase 2,551,020 shares of the Company’s common stock in a private placement, for total proceeds of approximately $1.25 million. As part of the transaction, the Company agreed to issue a warrant to purchase 1,275,510 shares of common stock at an exercise price of $0.50 per share, which warrant would be issued upon the closing of the transactions contemplated by the Purchase Agreement and would become exercisable from the date that is six months following the date of issuance until October 17, 2012 (“Investment Warrant”).

The parties also entered into a Shareholders Agreement, in which Energenics and the Company would jointly develop the market for O2Diesel™ in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia was to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. Pursuant to the Supply and Distribution Agreement, dated September 15, 2006 (“ Supply Agreement”), O2Diesel has supplied its additive to Energenics for the manufacture and distribution of O2Diesel™ in the Asian Pacific and South Asia.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

The parties also entered into a License agreement(“O2Diesel Asia License Agreement”), whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) (“O2Diesel Europe”) would license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel™ in the Territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company was to enter into a similar License agreement (the “ License Agreement” and together with the O2Diesel Asia License Agreement, the “ Licenses”), with O2Diesel Asia, pursuant to which the Company would pay to O2Diesel Asia a royalty based on sales of the Company’s product in the Territory.

As part of the transaction, upon the purchase of a certain quantity of O2D05 or the equivalent, the Company would also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share, which warrant would be exercisable during the period from the date of issuance until October 17, 2012 (“JV Warrant”).

Also, as part of the transaction, upon the achievement by Energenics of certain levels of additional purchases of O2D05 or the equivalent, the Company was to issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.50 or 106% of the closing price per share (rounded to the nearest cent) of the Company’s common stock on the American Stock Exchange on the date such warrants are earned (“ Market Development Warrants) ,” The Market Development Warrants were to be exercisable from the date of issuance to October 17, 2012.

On December 10, 2007, the Company and Energenics entered into an amendment (the “Amendment”) to the Common Stock and Warrant Purchase Agreement, dated October 17, 2007. Pursuant to the Amendment, the Company agreed to increase the number of shares of common stock by 782,313 shares to 3,333,333 shares, which reduced the per share price from $0.49 to $0.375. The per share price of $0.375 represented 121% of the current market price on the American Stock Exchange the day prior to the signing of the Amendment. In addition, the Company agreed to issue an additional 391,157 shares exercisable pursuant to the warrant associated with the Investment Warrant. In addition, the Company was to issue additional warrants (the “Additional Warrants,” and collectively, with the Investment Warrant, the Market Development Warrants and the JV Warrant, (the “Warrants”) to purchase shares of common stock, upon the purchase of certain quantities of O2D05 or the equivalent. Pursuant to the Amendment, the exercise price per share for the shares associated with these Additional Warrants was also reduced to $0.375.

All other terms and conditions of the transaction remain as provided in the Purchase Agreement.

The common stock and the Warrants were to be issued to the accredited investor in a transaction that would be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated under the Securities Act.

On June 17, 2008, the Company entered into an Amending and Restating Agreement with Energenics to reflect the renegotiated terms of previously announced agreements to provide $2,000,000 of funding and commercial support to develop the Asian market for O2Diesel™, the Company’s ethanol diesel fuel blend.

According to the terms of the Amending and Restating Agreement, the original Common Stock and Warrant Purchase Agreement dated October 17, 2007 and the subsequent Amendment are to be terminated and the previously issued shares of O2Diesel Corporation common stock are to be retired by the Company when the transaction closes. The original Shareholder’s Agreement between Energenics and the Company will be amended to reflect that Energenics agreed to pay the Company $1,250,000 for an eighty percent (80%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia is to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. The existing Warrants (as amended), Licenses and Supply Agreement will remain unchanged.

Under the terms of the Amending and Restating Agreement, the original shares of the Company’s common stock issued to Energenics (in escrow) are to be retired and $1,250,000 is to be paid for the 80% equity interest in O2Diesel Asia. In addition, the Company will enter into an agreement with Energenics to issue an unsecured Convertible Promissory Note for the principal sum of $750,000. The note will be for thirty-six months from the date of issuance, will accrue interest at the rate of 5% per year and will be payable in full at the end of the term.

Due to conditions in the global credit markets, Energenics has funded only a portion of the transaction. The Company received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007 to be applied toward the equity portion of the transaction and $700,000 in two deposits on July 10, 2007 and August 11, 2008 to be applied toward the Promissory Note. Upon receipt of the final $50,000 portion of the Promissory Note and the payment of the required Irish stamp tax associated with the transfer of the O2Diesel Asia shares, the transaction will close. The Company anticipates this closing to take place during the third quarter of 2008.

KL Process Transaction

On March 11, 2008, the Company’s wholly owned subsidiary, O2Diesel Europe, entered into an exclusive Technology License and Services Agreement (the “KL Agreement”) with KL Process Design Group, LLC (“KL”) whereby O2Diesel Europe obtained an exclusive license to use, exploit and sublicense certain KL intellectual property, know-how and processes for the production and sale of ethanol from feedstocks other than simple sugars and starches (the “Product”).  KL granted this license to O2Diesel Europe on an exclusive basis in Europe, India, Russia and other rapidly developing global markets.  Pursuant to the KL Agreement, KL also agreed to provide certain services related to the design and construction of production plants necessary to produce the Product.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

As part of the KL Agreement, the Company agreed to issue 1,000,000 shares of the Company’s common stock to KL as consideration for the license as well as certain royalty and design services fees.  The stock is to be issued upon commencement of the first project under the Agreement or 18 months after the effective date of the Agreement, whichever is earlier. The common stock will be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

YellTec Transaction

On April 6, 2008, the Company entered into a Letter of Intent (the “LOI”) to acquire all the outstanding shares of YellTec GmbH (“YellTec”), a German company which specializes in biofuels distribution.  YellTec is focused on small to medium size truck fleets and operates an exclusively German based network of its own strategically located fueling points.

The Company was to acquire all the outstanding shares of YellTec for €3 million or $4.7 million at current exchange rates subject to a purchase price adjustment as described in the LOI and was to issue 5.3 million shares of the Company’s stock.  The Company was working with an international investment banking firm to identify potential investors for this transaction.

The common stock was to be issued to the accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

The parties have agreed to terminate the LOI and not to pursue the acquisition in light of changed conditions in the market for vegetable oil products. On July 24, 2008, the Company informed YellTec of its intention to terminate the LOI and any further efforts related to the transaction.

Delisting of Common Stock on AMEX

On June 15, 2004, the American Stock Exchange (“AMEX” or “Exchange”) approved an application to list 46,518,898 shares of our common stock under the symbol OTD. Subsequent to this date, the Company has received approvals to list 75,244,983 more shares of our common stock so that the total number of shares approved for listing is 121,763,881. Our shares began to trade on the Exchange on July 1, 2004.

For the year ended December 31, 2006, the Company was in compliance with AMEX listing requirements, but for the period ended March 31, 2007, the Company was not able to meet AMEX listing requirements. On June 29, 2007, the Company was notified by AMEX that it was not in compliance with the listing standards of the Exchange because it lacked the requisite amount of stockholders’ equity.  The Company was asked to submit a plan by July 27, 2007 advising AMEX of actions the Company would be taking to bring it into compliance with the continued listing standards by December 29, 2008.

On July 27, 2007, the Company filed a plan with the Exchange describing the steps it planned to take to return to full compliance.  On September 13, 2007, the Company received a written notice from the AMEX indicating that AMEX had reviewed and accepted the Company’s plan to regain listing qualifications compliance.  With the acceptance of the plan, the Company would be able to continue its listing during the plan period pursuant to an extension granted until December 29, 2008.  The AMEX notice also advised the Company that, in addition to the previously disclosed deficiency with respect to Section 1003(a)(iii) of the AMEX Company Guide, it had triggered an additional deficiency with respect to Section 1003(a)(ii).

Under the terms of the notice from AMEX, the Company was to continue to provide AMEX staff with updates regarding initiatives set forth in its plan of compliance.  If the Company was not in compliance on December 29, 2008, or the Company did not make progress consistent with the plan during the interim period, the AMEX would likely initiate procedures to de-list the Company’s common stock. On February 7, 2008, the Company received notice from the staff of the AMEX that due to the deferral of the ProEco project, as described above, the Company was no longer demonstrating progress consistent with the plan and had determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of the Company from listing and registration on AMEX. This action was taken because the Company is not in compliance with Section 1003(a)(ii) and (iii) of the AMEX Company Guide.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

On February 12, 2008, the Company appealed the delisting determination by requesting an oral hearing to present its plan, its progress in achieving the plan and maintaining its AMEX listing. On April 4, 2008, the Company received notice from AMEX that it was not in compliance with Sections 1003(a)(i) and (iv) of the AMEX Company Guide.  Subsequent to an oral hearing on April 15, 2008, the Company received notice on April 21, 2008 from AMEX indicating its determination to prohibit the continued listing of the Company’s common stock on the Exchange and to initiate delisting proceedings.

On April 28, 2008 the Company announced that it began trading on the Pink Sheet Electronic Quotation Service under the trading symbol OTOD.PK. The Company’s shares then began to trade under the symbol OTOD.OB on or about May 26, 2008.

Operations

During the second quarter of 2008, we continued our efforts to generate sales to our targeted fleet customers in North America, South America and India, as well as our efforts to develop targeted demonstrations in Europe.

North America

Our focus for the U.S. has been to target key geographical areas and specific diesel markets based upon:

➢	Current and projected quantity of diesel fuel consumption;

➢	High population centers under strict air quality regulations;

➢	Municipal transit and school bus fleets with an emphasis on public policy and a positive environmental image;

➢	Large concentrations of urban-based, centrally fueled fleets of trucks and buses;

➢	Off-road construction equipment;

➢	Diesel equipment used by port facilities and large-scale mining operations; and

➢	Military installations in non-combat vehicles.

In the U.S., O2Diesel’s second quarter sales and marketing efforts for fleet sales remained focused in the state of California and in the Midwest.  The Company maintained its commercial activities at the Port of Long Beach and pursued additional opportunities in this market segment at the ports of Oakland and Los Angeles. The Company continued its test demonstration at Nellis Air Force Base (Nevada) and completed a second demonstration at Minot Air Force Base (North Dakota) in which the Company’s technology was proven to be successful under extreme cold weather conditions.  During the second quarter of 2008, the Company implemented a third test demonstration for the Air Force at Barksdale Air Force Base (Louisiana) in which the Company’s technology is being tested under extreme humidity conditions.  Initial results from this demonstration have been consistent with the success we have had at Nellis and Minot. It is expected that this third test will be the final field demonstration required by the Air Force in order to implement a formal purchasing specification during the third quarter of 2008. As additional support for these projects, we are focused on conducting storage stability tests for our fuel as well as reviewing the training and procedures that will be required for a larger scale implementation of O2Diesel™ and O28 on additional DoD installations.

We also maintained our CityHome™ demonstration program as a means of documenting operating performance data.  CityHome™ is a marketing and sales initiative directed at city transit agencies across the United States as an opportunity to improve air quality in urban locations. This program stresses the environmental benefits of our fuel and is designed to allow municipal transit authorities to convert their fleets to O2Diesel™ without having to pay the higher costs of our fuel.

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

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

In the second quarter of 2008, we successfully completed our final CityHome™ municipal bus fleet demonstration. We continued with several small school bus fleets in Chicago and South Dakota.  To date, we have used this initiative as a component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for several CityHome™ programs, the fleet demonstrations executed under this program have required significant financial support from the Company. As a result, we have limited new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. The Company’s future involvement with the CityHome™ program has thus been reduced only to programs that can be considered cost neutral.

We continued our efforts to support and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers during the second quarter. These efforts are focused on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. During the second quarter, the Company started renegotiating its supply agreement with an ethanol industry group to supply limited amounts of ethanol at preferential pricing for our Midwestern customers.

During the latter half of 2007, the U.S. ethanol industry experienced several economic and logistical challenges to the general expansion of production capacity.  The prices of various ethanol feedstocks, most notably corn, have increased while, at the same time, ethanol prices saw a general decline as new production capacity comes on line.  In addition, the demands on experienced EPC contractors increased, particularly with the need for qualified skilled labor to build new plants.  As a consequence, many new projects experienced increased construction costs and project delays at a time when the profitability of the industry was tested.  At the end of the year, market conditions for raising capital for ethanol plants had become so unfavorable that the Company announced its decision to delay the project with ProEco to develop an ethanol plant until conditions in the capital markets improve.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended June 30, 2008, the Company continued its efforts to register O2Diesel™ fuel with the EPA and submitted significant test data and documentation to support its position that O2Diesel™ is “substantially similar” to diesel fuel and should qualify for EPA registration. The Company also continued its efforts to complete the protocols to allow O2Diesel™ to be classified as a California Diesel Emissions Control Strategy (DECS) by the California Air Resources Board.

In addition, we continued to develop a revised ballot for incorporation of our fuel as an American Society for Testing and Materials (ASTM) specification. This revision is based on the results of the initial voting on the original ballot submitted in December 2006 as well as the subsequent ballot submitted in December 2007. The 2007 ballot showed a reduced number of negative votes which the task force has continued to respond to.  A member of the Company serves as the chairman of the subcommittee tasked with revising this ballot and the revision was re-submitted at the June 2008 ASTM international meeting.

While the ballot failed to pass at this meeting, the composition of negative votes has narrowed. The major topics preventing ASTM acceptance appear to now be centered on safety and engine warranty issues, both of which the Company feels have been substantially addressed through extensive testing and demonstration data and real world field usage of the fuel. The Company will continue to address these issues and anticipates making progress toward certification by the end of 2008.

Finally, during the second quarter we continued to develop contract proposals for submission to the Department of Energy and the Department of Defense to utilize the $2.6 million of available appropriations received in prior years. These appropriations were awarded for the purpose of continued testing and verification of O2Diesel™, including the requirements of both DECS and the U.S. military. The work undertaken for our regulatory approvals has taken more time than originally anticipated and, while we continue our efforts in these areas, it is not possible to predict when these final approvals will be obtained.

South America

In Brazil, the roll out of our product has been much slower than planned, despite the fact that we have succeeded in verifying our technology in several earlier demonstration fleets. The cost of ethanol in Brazil has shown seasonal market fluctuations, which has made it difficult to produce our blended fuel at a consistently cost competitive level. Also, obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these issues, we have made a decision to follow a less aggressive marking strategy for Brazil and taken steps to reduce our overhead. We are targeting customers in this market on a very focused basis, supporting them with a small consulting staff that performs our marketing and technical functions. Our marketing plans have been scaled back until we have a solid base of customers. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets, and to a lesser extent centrally fueled truck fleets.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

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

During the second quarter of 2008, we continued our support of the municipal bus fleet in Curitiba.  We have seen a reduction in the market price of ethanol during this time period.  However, just as in the U.S., we have found that commercial success in Brazil will depend on reliable, cost competitive supplies of ethanol.  It is the Company’s intention to identify strategic partners in the ethanol industry in Brazil and throughout South America in order to negotiate such supply contracts.

In 2007, the Company announced the appointment of Fair Energy, S.A. as our distributor for several new markets in Central and South America.  The Company has targeted demonstration programs in Columbia, Paraguay and Bolivia for implementation over the next several quarters.  The first of these demonstrations was started in the fourth quarter of 2007 in Anunción, Paraguay’s capital and was successfully completed during the quarter ended March 31, 2008.  The Company is currently waiting to see if the government will require expanded use of the fuel in that country in the second half of 2008.

While South America remains an important market, the timing of expanded commercial activity here continues to be slower than anticipated and the Company cannot predict when this will occur.

Europe

During the second quarter of 2008, the Company continued its efforts to define the EU regulatory requirements and to identify market opportunities for testing and potential commercialization.  Our efforts in this region focused on developing fuel blending capability, identifying flame arrestor and other hardware requirements for fleet fueling, working with local and EU regulators to clarify the application of existing regulations to ethanol-diesel as an alternative fuel, establishing procedures to be used to manage fleet conversions to our fuel and discussing test demonstration opportunities.  The Company continued its demonstration programs with municipal bus fleets in France (Veolia) and Spain (Tussam).  These demonstrations are funded by government grants and the Company.  Upon successful completion of these demonstrations, it is anticipated that the Company will have fulfilled the requirements to be able to market O2Diesel™ in these countries on a commercial basis.  We have identified several additional fleet demonstration opportunities in Spain, Italy, the Netherlands and Belgium.  We expect these or other potential customers to develop into new demonstration programs in 2008.

On March 11, 2008, the Company announced that its wholly-owned subsidiary, O2Diesel Europe, had signed the KL Agreement with KL to develop the next generation of ethanol production known as Cellulosed-Based Ethanol (CBE).  The agreement secures the Company’s rights to expand KL’s cellulosic to ethanol production technology in Europe, India, Russia and other rapidly developing global markets.  The Company views this agreement as a significant strategic opportunity to participate in the development of second generation renewable fuels in markets which are facing immediate regulatory requirements to replace traditional fossil fuels, such as the European Union.

As mentioned earlier in this section, on July 24, 2008, the Company notified YellTec of its intent to terminate the LOI to acquire this German biofuels distribution company. However, the Company continues to believe that these types of transactions represent the appropriate strategy to achieve expanded participation in the broader biofuels industry as well as vertically integrating and controlling the cost of the ethanol fuel component for O2Diesel™.

Asia

Our exclusive distributor in this region, Energenics, continued its efforts to expand its participation with its first large municipal bus fleet in Karnataka, India.  The pace of the conversion of the remainder of this fleet during the second quarter continued slower than expected, which reduced orders for our product significantly. Energenics has indicated that they experienced delays in renewing their annual licenses for the sale of O2Diesel™, but that these regulatory issues will be overcome in time to place new orders during the third quarter of 2008. Energenics has continued to target additional large bus fleets in the state of Maharashtra, India.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

Technical and Logistical Issues

Significant technical and logistical issues continued to challenge our ability to generate sales in the second quarter of 2008. While we have made substantial progress in addressing these challenges, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) logistics of delivering and dispensing O2Diesel™ fuel, (2) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, (3) negotiating reliable, price-competitive supplies of fuel grade ethanol and (4) obtaining regulatory approval and an industry accepted specification for our “e-Diesel” (ethanol-diesel) fuel. O2Diesel has implemented several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2Diesel™ as a premium clean-burning fuel.

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

(2) Sourcing and installation of flame arrestors and other devices:    As part of the process by which O2DieselTM was approved for sale in California, the California Air Resources Board (“CARB”) established several conditions that we must adhere to on an ongoing basis. An important condition is that all storage tanks in which O2Diesel is stored and all vehicles that use the fuel must be fitted with devices know as flame arrestors. These are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. In 2004 and 2005, this issue proved to be a serious obstacle and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though this technology had been used for many years, flame arrestors in the required sizes and designs were not yet available as an “off the shelf” item for use with our fuel at that time. In addition, the Company was required to conduct significant research and development efforts to identify (and in some cases design) flame arrestors, adaptors, primer pumps and other equipment for vehicles that use O2DieselTM in different climates and driving conditions. Since that time, the flame arrestor challenge has largely been resolved for the vehicles within O2Diesel’s target markets. Our technical staff works closely with each customer with regard to purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. We will work with customers to source and install these devices either directly or in a supervisory role

(3) Negotiating reliable, price-competitive supplies of fuel grade ethanol:    We have confirmed that it is important to carefully select ethanol suppliers, because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel TM  be of a consistently high quality and that it meet certain other specifications. We continue to work closely with the industry to identify ethanol suppliers who meet our criteria. In 2008, we began renegotiating our contract with an ethanol industry group to provide a supply of limited amounts of ethanol at preferential pricing for our Midwestern customers. In addition, the Company announced its intention to purchase a controlling interest in ProEco, an engineering company that was intending to build a new ethanol manufacturing facility in South Dakota. While this project has been deferred due to conditions in the financing markets for such construction projects, it remains the Company’s intention to obtain ownership interest in ethanol producing facilities so that we can assure competitively priced, high quality ethanol for use in our commercialization efforts.

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

(4) Obtaining regulatory approval and an industry accepted specification for our “e-diesel” (ethanol-diesel) fuel: As previously described in the Government Approvals section, the Company is continuing its efforts to certify its additives and O2DieselTM blends under the requirements of the EPA, the CARB and the ASTM. Our progress with these certification requirements will support our efforts to develop an alternative fuel specification for the DoD. Obtaining each of these approvals is critical to successful commercialization of the Company’s products. The timeframe for obtaining these approvals has taken longer than anticipated, but the Company remains committed to finishing this process in the U.S. as well as its other global markets.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

The Company has taken several steps since 2005 to overcome these problems and to support the introduction of O2DieselTM fuel to new customer opportunities. First, we have assembled documentation regarding the design requirements of flame arrestors and equipment used in our markets to serve as a basis for a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. We have identified several equipment vendors who we now work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. To support these efforts further, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers. Second, we have developed a checklist of procedures to be used by our technicians (in conjunction with our customer) to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. In addition, we have developed a training program that will enable our technicians to teach our customers’ fleet maintenance staff about handling and storing O2Diesel TM fuel, fleet modification and maintenance issues that can be expected. Third, to support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program continue to be evaluated.

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

Another challenge to our commercialization strategy in 2008 has been the price and availability of ethanol. The Company has seen that even with a reliable supplier, the price of this commodity can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support and the availability and the price of competing products. For example, starting in the second quarter of 2006, many petroleum refiners began replacing methyl tertiary butyl ether (MTBE) in gasoline with ethanol. This replacement has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. Similarly, the demand for corn has increased significantly, since this commodity is the primary ingredient in the production of ethanol. In addition, since most ethanol is transported by rail, freight costs continue to play a larger role in its price, particularly when the end users are geographically distant from the production facilities. While production quantities of ethanol have continued to increase, the rise in its production and distribution costs have made the cost of O2DieselTM increase in relation to conventional diesel fuel throughout 2007-2008. It is the Company’s strategy going forward to help control the costs of ethanol by continuing our contract with the ethanol industry group at preferred prices and continuing our efforts to acquire production capacity from projects like the ProEco acquisition and the strategic relationship with KL.

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

Second Quarter Summary (three months ended June 30, 2008 compared to three months ended June 30, 2007)

Operating results for the three month period ended June 30, 2008 showed significant improvement compared to results during the three month period ended June 30, 2007. Although revenues and gross margin were approximately $12,000 lower in the current quarter, expenses have been reduced dramatically from the prior year’s level. Selling and marketing expenses for the three months ended June 30, 2008 decreased $203,000 compared to the period ended June 30, 2007 as CityHome projects were scaled back or cancelled and travel costs were reduced. Product testing and government grant expenses (net) in the three months ended June 30, 2008 were approximately $11,000 higher than in the comparable period ended June 30, 2007 due to a slight increase in research and development costs in the U.S. and Spain. General and administrative expenses for the three months ended June 30, 2008 were approximately $643,000 lower than for the three months ended June 30, 2007 primarily due to personnel reductions of approximately $145,000, lower professional fees of $387,000 (including $164,000 related to the settlement of legal and consulting fees) and $42,000 in reduced travel costs. In addition, general and administrative costs reflected a decrease of $87,000 in the recognition of share-based compensation expense required by SFAS 123(R) versus the same period in 2007.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

First Half Summary (six months ended June 30, 2008 compared to six months ended June 30, 2007)

Operating results for the six month period ended June 30, 2008 showed significant improvement, compared to results during the six month period ended June 30, 2007, largely due to overhead cost reductions. Revenues were approximately $181,000 lower in the first half of 2008, and the gross margin was approximately $123,000 lower, largely due to the absence of shipments to Energenics. Selling and marketing expenses for the six month period ended June 30, 2008 were $279,000 lower than during the comparable period ended June 30, 2007 as CityHome projects were scaled back or cancelled and travel costs were reduced. Product testing and government grant expenses (net) in the six months ended June 30, 2008 were approximately $118,000 lower than in the comparable period ended June 30, 2007 as $158,000 in reduced research and development spending in the U.S. (net of government contract reimbursements) was offset by $39,000 of increased spending on product demonstrations in Spain. General and administrative expenses for the six months ended June 30, 2008 were approximately $1.4 million lower than for the six months ended June 30, 2007 primarily due to personnel reductions of approximately $469,000, lower professional fees of $606,000 (including $164,000 related to the settlement of legal and consulting fees) and $75,000 in reduced travel costs. In addition, general and administrative costs reflected a decrease of $174,000 in the recognition of share-based compensation expense required by SFAS 123(R) versus the same period in 2007.

Cash Requirements and Liquidity

To date, we have not had any bank trade facilities, except an overdraft line in the U.K. used to meet operating needs and a small vehicle loan, both of which have been repaid and canceled prior to 2007. However if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs.

AMEX requires that minimum levels of stockholders’ equity be maintained. In December 2004, the Company was notified that it was not in compliance because its stockholders’ equity had dropped below the required minimums, and it had experienced continuing losses for the past four years. In order to return to full compliance, O2Diesel needed to have stockholders’ equity of $6.0 million by June 2006 and maintain this level going forward. In accordance with the procedures of the AMEX, we filed a plan (“Plan”) with it to demonstrate the steps we will take to return to full compliance. On February 15, 2005, the AMEX notified us that it had accepted our Plan, and that we would be given until June 2006 in which to regain compliance with the AMEX’s listing rules. To achieve that level of stockholders’ equity, we anticipated having to raise a total of approximately $10.0 million in new equity during 2005. In December 2005, the Company determined that it could not meet certain conditions of the plan and met with representatives of the AMEX to discuss the need to develop an amended plan to demonstrate how the Company would be in compliance by June 2006. During 2006, as part of its efforts to meet these requirements, the Company closed an offer to existing warrant holders to exercise their warrants at a reduced price for proceeds of approximately $1.5 million (after expenses) and three private placements totaling $7.5 million.

On July 17, 2006, the Company received a letter from the AMEX indicating that the Company has regained compliance with AMEX listing requirements. The Company remained in compliance with the AMEX listing standards as of December 31, 2006. However, for the quarter ended March 31, 2007, the Company did not meet the listing standards with regard to the need to have stockholders’ equity of $6.0 million. As more fully described above in the “Listing of Common Stock on AMEX” section, the Company has remained out of compliance with this requirement. On April 21, 2008, the Company received notice from AMEX indicating its determination to initiate delisting proceedings and on April 28, 2008, the Company announced that it began trading on the Over the Counter Bulletin Board under the trading symbol OTOD. Based on our projected level of expenses and the cash on hand as shown on our consolidated balance sheet at June 30, 2008, we will need to raise additional funds in 2008 to allow us to execute our business plan.

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues.  As such, we are not able to project with certainty the additional funds that will need to be raised.  During the second half of 2008 we will need to raise additional equity.

The Company has undertaken a number of efforts to address its short-term liquidity challenges.  We have pursued new funding initiatives with the KL transaction.  We have engaged in renegotiations with Energenics Holdings to complete this transaction.  The work under our government contracts has continued, which provides funds for Company projects with the military and our efforts to obtain regulatory approvals.  We have taken a variety of cost control actions which have allowed us to reduce our overhead expenses by nearly 40% when compared to the second quarter of 2007 and year-to-date figures. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts.  In connection with our efforts to attract new investments, there can be no assurance that we will be successful in doing so.  In addition, there be no assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

As shown in the consolidated statements of operations contained in this report, we have generated only $6,579 in sales, and had sponsorship income of $0 associated with the CityHome™ programs, for the three months ended June 30, 2008. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™, other than our supply requirements for Energenics  Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

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

We have registered a trademark in the U.S. and the European Union for a mark which includes the words and numbers O2DieselTM as well as a figurative logo of the words. We also registered trademarks for “CityHome” (and design) in four classes of goods and services, “CITYHO2ME” in two classes of goods and services and “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” in one class of goods and services.

The Company has incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. As of June 30, 2008, we incurred expenses of $275,080 during the first six months of  2008 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

At the end of the second quarter of 2008, we have government test programs in progress with total remaining costs to complete of approximately $964,000. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2Diesel TM and to show that the fuel performs well in specific applications.

Included in the foregoing programs is a product demonstration in Nevada to test a new fuel blend referred to as “O28”, which contains the Company’s proprietary additive, ethanol (8%), biodiesel (20%) and regular diesel fuel in non-tactical military equipment. Other programs underway include completing the protocols, emissions test verification and multimedia assessment to allow O2DieselTM to be classified as a Diesel Emissions Control Strategy fuel by the CARB.  O2Diesel has conducted demonstrations with a number of school bus and transit agencies which are evaluating the performance of O2Diesel TM as well as O28 for a variety of weather conditions, engine types, and operations. Related testing included using O2DieselTM in large mining equipment as well as offering the military a clean burning diesel fuel for non combat vehicles that would satisfy Energy Policy Act and Presidential Executive Orders requirements for reducing foreign oil dependence.  O2Diesel is currently working with the military to obtain a procurement specification for purchasing the fuel. Over the past two years, we initiated projects to develop the emissions test data necessary to register these fuels for on road application with the EPA.  Based on the government funding in place, we believe that approximately 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

We are investing time and effort in the design and development of less expensive flame arrestor technology than what is in use today. This work is more labor intensive rather than capital intensive.  However, it is a key step in providing a turnkey solution to using these clean burning fuel options. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. This work will continue during the second half of 2008.

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

In the second quarter of 2008, we did not conduct additional research and development projects in Brazil. However, we continued a fleet demonstration in Curitiba as a further effort to obtain approvals for O2DieselTM from the agencies that are responsible for the country’s petroleum industry and environmental laws.

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

Employees

As of June 30, 2008, O2Diesel had twelve full-time employees, eleven of which are in the U.S. and one is in Europe. We had two temporary employees to support general administration. Currently, we rely on consultants to assist in commercializing our technology and to help us in key technical areas. At present, we employ six consultants in the U.S.; two in marketing and business development; one laboratory technician, one chemist; and two in regulatory affairs. The Company has entered into separate consulting contracts with two shareholders of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. In Europe, we employ two consultants, one for general management and business development and one for regulatory affairs.

We will add new personnel in the second half of 2008 based on the pace of our commercialization. Under our business plan, we do not see the need to add employees in the U.S. or Brazil, but we do plan to add technical positions for our European market testing and development in 2008. We anticipate continuing to employ a total of eleven consultants serving in most of the same capacities in 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the evaluation date, O2Diesel’s disclosure controls and procedures are effective.

O2Diesel Corporation
(A Developmental Stage Company)
June 30, 2008

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. On July 14, 2008, two directors who were members of the Audit Committee resigned from their positions on the Board. The internal control activities of the Audit Committee were carried out in a manner consistent with prior reporting periods up to the date of their resignation. To maintain good internal review procedures for financial reporting, the Company’s management requested that the Form 10-Q filing for the period ending June 30, 2008 be reviewed by the current board members, which included the remaining member of the Audit Committee. This was reviewed and discussed during a board meeting held on August 11, 2008. Aside from this change, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2008, the Company issued 1,071,500 shares of restricted stock to two vendors in lieu of cash payments of $220,000 for investor relations services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

O2Diesel Corporation
(A Development Stage Company)
June 30, 2008

 ITEM 6. EXHIBITS.

The following exhibits are filed herewith.

Description
10.1	Amending and Restating Agreement, effective June 17, 2008 by and between O2Diesel Corporation and Energenics Holdings PTE LTD

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

12. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

O2DIESEL CORPORATION (Registrant)

Date: August 14, 2008	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)