Form 10KSB/A
period 2007-12-31
O2DIESEL CORP
filed 2008-09-24
CIK 1117458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

O2Diesel Corporation (“the Company”) is filing this Amendment No. 2 to our Annual Report on Form 10-KSB ("Amendment") for the year ended December 31, 2007, which was originally filed on March 31, 2008 (the "Original Filing") and our Amendment No. 1 to the Original Filing which was filed on August 6, 2008 (“Amendment No. 1”), for the purpose of revising management’s evaluation of Disclosure Controls and Procedures for the year ended December 31, 2007 in Part II, Item 8A(T), as a result of the Company’s failure to file management’s annual report on internal control over financial reporting in the Original Filing.

Except for the revision described above, this Amendment does not amend, modify or update the Original Filing or Amendment No. 1 to that filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred subsequent to the filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission.

Part II

Item 8A(T).    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, and because of the Company’s failure to file the required management’s annual report on internal control over financial reporting (“Report of Management”) in its Annual Report on Form 10K-SB when it was originally filed on March 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level at that date.

The Company has remedied this failure in the effectiveness of its disclosure controls and procedures by filing the appropriate disclosure regarding Disclosure Controls and Procedures in the Amendment No. 1 and below. The Company has implemented additional controls and procedures designed to ensure that the disclosures provided by the Company meet the then-current requirements of the applicable filing made under the Exchange Act.

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

O2DIESEL CORPORATION

By:	/s/ ALAN R. RAE Alan R. Rae Chief Executive Officer and Director September 24, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

TITLE	DATE

/s/ ALAN R. RAE Alan R. Rae	Director and Chief Executive Officer (Principal Executive Officer)	September 24, 2008

/s/ DAVID H. SHIPMAN David H. Shipman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2008

/s/ ARTHUR MEYER Arthur Meyer	Chairman	September 24, 2008

/s/ KARIM JOBANPUTRA Karim Jobanputra	Director	September 24, 2008

/s/ GERSON SANTOS-LEON Gerson Santos-Leon	Director	September 24, 2008