Form 10-Q/A
period 2008-06-30
O2DIESEL CORP
filed 2008-09-26
CIK 1117458

not

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

EXPLANATORY NOTE

O2Diesel Corporation (“the Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q ("Amendment") for the six months ended June 30, 2008, which was originally filed on August 14, 2008 (the "Original Filing") for the purpose of revising management’s evaluation of Disclosure Controls and Procedures for the six months ended June 30, 2008 in Part I, Item 4, as a result of the Company’s failure to file management’s annual report on internal control over financial reporting in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Form 10-KSB”). The Company’s Form 10-KSB was originally filed on March 31, 2008 and subsequently amended with our filing of Form 10-KSB/A Amendment No. 1 on August 6, 2008 and Form 10K-SB/A Amendment No. 2 filed on September 24, 2008.

Except for the revision described above, this Amendment does not amend, modify or update the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred subsequent to the filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission.

1

Part I

Item 4.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures(as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Because of the Company’s failure to file the required management’s annual report on internal control over financial reporting (“Report of Management”) in its Annual Report on Form 10K-SB when it was originally filed on March 31, 2008 and subsequently amended with the filing of Form 10K-SB/A Amendment No. 1 filed on August 6, 2008 and the filing of Form 10K-SB/A Amendment No. 2 filed on September 24, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level at that date.

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

O2DIESEL CORPORATION (Registrant)

Date: September 26, 2008	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: September 26, 2008	By:	/s/ David H. Shipman
David H. Shipman Chief Financial Officer (Principal Financial and Accounting Officer)