Form 10-Q
period 2008-09-30
O2DIESEL CORP
filed 2008-11-14
CIK 1117458

Form 10-Q

O2DIESEL CORP - OTOD

Filed: November 14, 2008 (period: September 30, 2008)

Quarterly report which provides a continuing view of a company's financial position

Table of Contents

10-Q

PART I

Item 1.	Financial Statements	F-2
ITEM 2.	MANAGEMENT S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION	1
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13
ITEM 4.	CONTROLS AND PROCEDURES.	13

PART II.

ITEM 1.	LEGAL PROCEEDINGS.	14
ITEM 1A.	RISK FACTORS	14
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	14
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	14
ITEM 5.	OTHER INFORMATION.	14
ITEM 6.	EXHIBITS.	15

EX-10.1 (Material contracts)

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

As of November 10, 2008, the registrant had 88,490,174 shares of Common Stock,
$0.0001 par value per share, issued and outstanding

O2DIESEL CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

02Diesel Corporation
(A Development Stage Company)

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$36,433	$581,645
Restricted cash	50,456	2,333,959
Accounts receivable	4,225	115,536
Other receivables	236,244	192,619
Unbilled appropriations receivable	-	145,576
Inventory	157,785	174,447
Prepaid expenses, parts and deposits	164,798	209,428

Total current assets	649,941	3,753,210

FURNITURE AND EQUIPMENT
Office furniture and equipment	231,461	268,828
Fuel and test equipment	341,943	382,971
	573,404	651,799
Less accumulated depreciation	(308,311)	(283,742)
	265,093	368,057

TOTAL ASSETS	$915,034	$4,121,267

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,337,045	$1,774,248
Accrued expenses	243,615	568,442
Deferred grants	527,311	475,980
Deferred marketing program	-	86,333
Total current liabilities	2,107,971	2,905,003

Note payable	750,000	-

TOTAL LIABILITIES	2,857,971	2,905,003

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: par value of $0.0001; 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: par value of $0.0001; 135,000,000 shares authorized;
84,981,812 and 86,666,837 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	8,498	8,667
Additional paid-in capital	45,307,044	45,123,009
Unearned compensation	-	(14,668)
Accumulated other comprehensive income	41,054	12,088
Deficit accumulated during the development stage	(47,299,533)	(43,912,832)
Total stockholders' equity (deficit)	(1,942,937)	1,216,264

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$915,034	$4,121,267

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2008 and 2007 and the
Period from October 14, 2000 (inception) through September 30, 2008
(Unaudited)
	Three Months Ended		Nine Months Ended		October 14, 2000 (inception) through
	9/30/08	9/30/07	9/30/08	9/30/07	Sepember 30, 2008

Additive related sales	$17,258	$123,128	$37,122	$304,126	$812,534
Sponsorship income	-	1,875	-	21,375	169,248
	17,258	125,003	37,122	325,501	981,782
Expenses:
Cost of goods sold	7,385	81,910	29,884	227,421	605,443
Selling and marketing	236,689	439,753	663,351	1,145,391	9,929,316
Product testing and government grants, net	(40,340)	259,651	31,213	449,316	1,630,826
General and administrative	927,622	2,101,332	3,313,493	5,850,477	36,400,923

Total operating expense	1,131,356	2,882,646	4,037,941	7,672,605	48,566,508

Operating loss	(1,114,098)	(2,757,643)	(4,000,819)	(7,347,104)	(47,584,726)

Other income (expense):
Interest expense	(3,907)	(3,437)	(8,767)	(8,343)	(141,632)
Interest income	750	9,603	2,570	37,697	237,168
Foreign currency gain/(loss), net	(16,016)	148,759	84,148	230,297	889,592
Gain on sale of subsidiary	483,000	-	483,000	-	483,000
Other income (expense), net	1	1,420	4,641	1,030	312,184

Total other income (expense)	463,828	156,345	565,592	260,681	1,780,312

Loss from continuing operations before income taxes	(650,270)	(2,601,298)	(3,435,227)	(7,086,423)	(45,804,414)
Income tax (expense) benefit	(23,503)	-	(23,503)	-	122,139

Loss from continuing operations	(673,773)	(2,601,298)	(3,458,730)	(7,086,423)	(45,682,275)
Gain (loss) from discontinued operations	89,287	(327,216)	72,029	(327,216)	(1,617,258)
Net income (loss)	(584,486)	(2,928,514)	(3,386,701)	(7,413,639)	(47,299,533)

Deemed dividend to preferred stockholders	-	-	-	-	(6,200,005)

Net loss for common shareholders	$(584,486)	$(2,928,514)	$(3,386,701)	$(7,413,639)	$(53,499,538)

Net loss per common share (basic and diluted)	$(0.01)	$(0.04)	$(0.04)	$(0.10)	$(1.17)

Weighted average shares of common shares outstanding	84,991,314	81,751,676	84,888,405	77,658,507	62,238,971
Recapitalization resulting from the AAE Technologies International PLC acquisition	-	-	-	-	(16,548,323)
Weighted average shares of common shares outstanding - giving effect to the recapitalization	84,991,314	81,751,676	84,888,405	77,658,507	45,690,648

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
 (A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through September 30, 2008
(Unaudited)

	Preferred Stock		Common Stock		Unearned	Common Stock	Additional Paid-In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital

Balance at October 14, 2000 (Inception)
Common stock issued in exchange for interest in wholly owned subsidiaries	—	$—	43,008,772	$430,088	$—	$—	$3,603,415
Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2001	—	—	24,181,038	241,810	—	—	1,268,031
Balance at December 31, 2001	—	—	67,189,810	671,898	—	—	4,871,446

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $0.225 per share on various dates during 2002	—	—	703,282	7,033	—	—	515,657
Balance at December 31, 2002	—	—	67,893,092	678,931	—	—	5,387,103

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued on various dates during 2003	—	—	555,556	5,556	—	—	119,444
Common stock issued for consulting services	—	—	200,000	2,000	—	—	43,000
Common stock issued for remaining interest in subsidiaries on July 15, 2003	—	—	4,356,200	43,562	—	—	46,323
Common stock issued upon exercise of stock options on various dates during 2003	—	—	8,670,881	86,709	—	—	1,131,595
Recapitalization resulting from AAE acquisition on July 15, 2003	—	—	(56,928,690)	(814,283)	—	—	814,283
Common stock issued at $1.50 per share on various dates during 2003	—	—	3,333,333	333	—	—	4,999,667
Expenses related to 2003 issuance of common stock and recapitalization	—	—	—	—	—	—	(795,650)
Subscriptions for 754,900 shares of common stock at $1.50 per share on various dates during 2003	—	—	—	—	—	1,132,350	—

Balance at December 31, 2003	—	—	28,080,372	2,808	—	1,132,350	11,745,765

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through September 30, 2008  (Continued)
(Unaudited)

	Preferred Stock		Common Stock		Unearned	Common Stock	Additional Paid-In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued at $1.50 per share on various dates in 2004	—	—	1,070,451	107	—	(1,132,350)	1,535,770
Preferred stock issued on various dates during 2004	1,550,000	155	—	—	—	—	5,478,609
Balance at December 31, 2004	1,550,000	155	29,150,823	2,915	—	—	18,760,144

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued for consulting services	—	—	63,750	6	—	—	63,094
Warrants issued for consulting services in 2005	—	—	—	—	—	—	135,000
Common stock issued at $0.70 per share on various dates in 2005	—	—	7,515,981	752	—	—	4,832,439
Common stock issued at $0.7125 per share on various dates in 2005	—	—	3,228,070	322	—	—	2,090,178
Common stock issued at $0.564 per share on various dates in 2005	—	—	6,419,840	642	—	—	3,599,658
Balance at December 31, 2005	1,550,000	155	46,378,464	4,637	—	—	29,480,513

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued via exercise of warrants on various dates in 2006	—	—	3,151,892	315	—	—	1,457,829
Common stock issued for consulting services in 2006	—	—	56,250	6	—	—	50,994
Conversion of preferred stock into common stock on various dates in 2006	(1,550,000)	(155)	15,500,000	1,550	—	—	(1,395)
Common stock issued at $0.75 per share in 2006	—	—	8,666,666	867	—	—	6,256,282
Common stock issued at $0.729 per share in 2006	—	—	1,371,742	138	—	—	979,367
Fair value of unvested stock options upon adoption of SFAS 123(R)	—	—	—	—	(376,031)	—	376,031
Amortization of unearned compensation	—	—	—	—	250,890	—	—
Fair value of stock options issued in 2006	—	—	—	—	—	—	1,476,684
Balance at December 31, 2006	—	—	75,125,014	7,513	(125,141)	—	40,076,305

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through September 30, 2008 (Continued)
(Unaudited)

	Preferred Stock		Common Stock		Unearned	Common Stock	Additional Paid-In
	Shares	Amount	Shares	Amount	Compensation	Subscribed	Capital

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Common stock issued to employee	—	—	333,333	33	—	—	273,266
Fair value of unearned shares related to commitment shares	—	—	805,987	80	—	—	668,889
Unearned common stock issued for commitment shares	—	—	(465,170)	(47)	—	—	(386,044)
Fusion shares issued at various prices in 2007	—	—	970,994	97	—	—	499,903
Common stock issued for consulting services	—	—	540,000	54	—	—	263,446
Common stock issued at $0.405 per share in 2007	—	—	2,993,346	299	—	—	1,109,944
Repurchase of shares	—	—	—	—	—	—	—
Retirement of repurchased shares	—	—	(100,000)	(10)	—	—	(40,090)
Common stock issued at $0.417 per share in 2007	—	—	3,130,000	313	—	—	1,194,821
Common stock issued at $0.375 per share in 2007	—	—	3,333,333	334	—	—	1,249,666
Amortization of unearned compensation	—	—	—	—	110,473	—	(24,727)
Fair value of stock options issued in 2006 and 2007	—	—	—	—	—	—	237,631
Balance at December 31, 2007	—	—	86,666,837	8,667	(14,668)	—	45,123,009

Net loss	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—
Unearned common stock issued for commitment shares	—	—	290,141	29	—	—	240,793
Common stock issued for consulting services	—	—	1,191,501	119	—	—	256,131
Amortization of unearned compensation	—	—	—	—	14,668	—	—
Fair value of stock options issued in 2006 and 2007	—	—	—	—	—	—	33,128
Common stock issued to employee	—	—	166,666	17	—	—	136,649
Treasury stock received in exchange for shares of subsidiary	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	(3,333,333)	(334)	—	—	(482,666)
Balance at September 30, 2008	—	$—	84,981,812	$8,498	$—	$—	$45,307,044

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through September 30, 2008 (Continued)
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

October 14, 2000 (inception) through September 30, 2008 (Continued)
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

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

October 14, 2000 (inception) through September 30, 2008 (Continued)
(Unaudited)

	Common Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Net loss	—	—	—	(10,826,392)	(10,826,392)
Foreign currency translation adjustment	—	16,469	—	—	16,469
Comprehensive loss	—	—	—	—	(10,809,923)
Common stock issued to employee	—	—	—	—	273,299
Fair value of unearned shares related to commitment shares	—	—	—	—	668,969
Unearned common stock issued for commitment shares	—	—	—	—	(386,091)
Fusion shares issued at various prices in 2007	—	—	—	—	500,000
Common stock issued for consulting services	—	—	—	—	263,500
Common stock issued at $0.405 per share in 2007	—	—	—	—	1,110,243
Repurchase of shares	—	—	(40,100)	—	(40,100)
Retirement of repurchased shares	—	—	40,100	—	—
Common stock issued at $0.417 per share in 2007	—	—	—	—	1,195,134
Common stock issued at $0.375 per share in 2007	—	—	—	—	1,250,000
Amortization of unearned compensation	—	—	—	—	85,746
Fair value of stock options issued in 2006 and 2007	—	—	—	—	237,631
Balance at December 31, 2007	—	12,088	—	(43,912,832)	1,216,264

Net loss	—	—	—	(3,386,701)	(3,386,701)
Foreign currency translation adjustment	—	28,966	—	—	28,966
Comprehensive loss	—	—	—	—	(3,357,735)
Unearned common stock issued for commitment shares	—	—	—	—	240,822
Common stock issued for consulting services	—	—	—	—	256,250
Amortization of unearned compensation	—	—	—	—	14,668
Fair value of stock options issued in 2006 and 2007	—	—	—	—	33,128
Common stock issued to employee	—	—	—	—	136,666
Treasury stock received in exchange for shares of subsidiary	—	—	(483,000)	—	(483,000)
Retirement of treasury stock	—	—	483,000	—	—
Balance at September 30, 2008	$—	$41,054	$—	$(47,299,533)	$(1,942,937)

See Notes to Consolidated Financial Statements

O2DIESEL CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007 and the
Period from October 14, 2000 (inception) through September 30, 2008
(Unaudited)

			October 14, 2000
			(inception)
	Nine Months Ended September 30		through
	2008	2007	September 30, 2008
Cash flows from operating activites
Net loss	$(3,386,701)	$(7,413,639)	$(47,299,533)
Adjustments to reconcile loss to net cash used in operating activites:
Depreciation	58,173	69,922	439,549
Amortization	-	-	7,786
Write off of patent	-	-	337,329
Write off of obsolete inventory	-	-	5,925
Loss on sale/disposal of furniture & equipment	30,048	-	40,300
Loss on impairment of construction in progress	-	-	1,288,614
Gain on sale of subsidiary	(483,000)	-	(483,000)
Non cash contributions	-	-	5,312
Common stock and warrants issued for consulting services	256,250	240,000	773,850
Common stock issued to employee	136,666	273,299	409,965
Common stock issued for commitment shares	240,822	202,602	523,700
Amortization of unearned compensation	47,796	278,992	2,098,747
Changes in operating assets and liabilites:
Accounts receivable	111,311	(95,077)	(4,225)
Other receivables	(43,625)	517,500	(236,244)
Inventory, prepaid expenses and other current assets	206,867	(177,673)	(328,509)
Accounts payable	(437,203)	903,656	1,337,045
Accrued expenses	(324,827)	228,223	232,457
Deferred grants	51,331	307,477	527,311
Deferred marketing program	(86,333)	(166,667)	-
Cash flows used in operating activities	(3,622,424)	(4,831,385)	(40,323,620)

Cash flows from investing activities
Restricted cash	2,283,503	745,877	(50,456)
Purchase of furniture and equipment	7,742	(1,107,572)	(2,046,959)
Proceeds from sale of furniture & equipment	7,000	-	20,150
Purchase of patent	-	-	(345,115)
Cash flows used in investing activities	2,298,246	(361,695)	(2,422,379)

Cash flows from financing activities
Net proceeds from issuance of preferred stock	-	-	5,478,764
Net proceeds from private placement	-	-	5,953,757
Purchase of treasury stock	-	(40,100)	(40,100)
Net proceeds from issuance of note payable	750,000	-	750,000
Net proceeds from issuance of common stock	-	2,805,377	30,605,870
Cash flows provided by financing activities	750,000	2,765,277	42,748,291

Effect of exchange rate changes on cash	28,966	12,799	34,141

Net increase in cash	(545,212)	(2,415,004)	36,433

Cash at beginning of period	581,645	3,065,630	-

Cash at end of period	$36,433	$650,626	$36,433

Cash paid for interest	$8,767	$8,343	$132,280

Cash paid for income taxes	None	None	None

Non-cash transactions: Conversion of Bridge loan to common stock at 9/30/2003, $2,322,500.
Conversion of preferred to common stock at various dates during 2006, $1,550,000.
Receipt of treasury stock in exchange for shares of subsidiary company in 2008, $483,000.

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

Basis of Presentation

The Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have reclassified certain prior-period amounts to conform to the current period’s presentation.  If the Company were to continue to incur losses without additional funding and were to fail to continue as a going concern, then its assets and liabilities would be required to be stated on a liquidation basis which would differ significantly from the going concern basis.

At September 30, 2008, the Company had negative working capital of $1,458,030, of which $50,456 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $47,299,533.  At December 31, 2007, the Company had positive working capital of $848,207, of which $2,333,959 was restricted in use to operational costs associated with developing markets in Europe, and had accumulated losses of $43,912,832.  The lack of adequate working capital and continuing losses create an uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management has concluded that additional equity must be raised in 2008 in order for the Company to have sufficient cash to execute its business plan. If the Company is unable to timely secure additional funding, we may need to restructure or significantly curtail our operations, divest all or a portion of the business, file for bankruptcy or cease operations.

The consolidated financial statements in this report do not include any adjustments to reflect the anticipated private placements or the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should management be unsuccessful in obtaining financing on terms acceptable to the Company.

From July 2003 through October 2008, the Company has raised approximately $37 million for its operations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

1. The Company and Basis of Presentation (continued)

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and all affiliated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Based on Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “ Consolidation of Variable Interest Entities” (“FIN 46R”), the Company was the holder of the majority of the risks and rewards relating to the development of a new ethanol plant to be built by ProEco Energy Company, Inc. (“ProEco”) until the end of the quarter ended June 30, 2008. As such, the Company was considered to be the “primary beneficiary” of ProEco, deemed to be a variable interest entity (“VIE”), and included ProEco’s assets, liabilities and operating results in its consolidated financial statements for the three and six months ended June 30, 2008 and for the period October 14, 2000 (inception) through June 30, 2008. (In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Based on these guidelines, the Company determined that ProEco was a VIE beginning with the third quarter of 2007. Prior to that period, activity with ProEco was not material.)

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

 During the quarter ended September 30, 2008, the Company and ProEco agreed that they would no longer work together to develop this or any other project. As a result, the Company is no longer the “primary beneficiary” of ProEco and ProEco is no longer considered to be a VIE. Accordingly, ProEco’s assets, liabilities and operating results after June 30, 2008 were no longer included in the Company’s consolidated financial statements and the Company has classified all ProEco activities as discontinued operations in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2008, U.S. cash deposits did not exceed the federally insured limit which was $100,000 per financial institution. As of December 31, 2007, U.S. cash deposits exceeded the federally insured limit which was $100,000 per financial institution. During October 2008, U.S. legislation temporarily raised such limit (until December 31, 2009) to $250,000 per account.

Restricted Cash

On December 16, 2005, the Company completed a private placement of its common stock, whereby it received approximately $3.6 million which is restricted to operational costs associated with developing markets in Europe.  In 2008, the Company notified the investor in this private placement that it has temporarily utilized a portion of these funds for current non-European operating purposes.  The investor has acknowledged this temporary utilization with the expectation that these funds will be repaid.  The Company has used approximately $1.0 million of these funds (net of $159,000 in repayments) through November 10, 2008.  In addition to the ($159,000) and $1.0 million (repaid) or utilized for non-European operating purposes during the three and nine month periods ended September 30, 2008, respectively, restricted funds declined by approximately $324,000 and $1.3 million for the same periods, net of foreign currency (losses) gains of approximately ($16,000) and $84,000 for the same periods, as a result of marketing expenditures in Europe.

Prior to 2005, restricted cash consisted of cash held in the Company’s bank account pursuant to the provisions set forth in documents to the acquisition of AAE on July 15, 2003.  The restricted funds associated with the acquisition of AAE were released in equal amounts on October 15, 2003, and January 15, 2004.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, unbilled appropriations receivable, inventory, prepaid expenses, accounts payable, accrued expenses, deferred grants and deferred marketing program amounts approximate fair value because of their short-term nature.

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

Depreciation expense recorded in the accompanying Consolidated Statements of Operations was $20,713 and $64,728, respectively for the three and nine months ended September 30, 2007, and was $16,414, $58,173 and $439,549, respectively, for the three and nine months ended September 30, 2008 and for the period October 14, 2000 (inception) through September 30, 2008.

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

In light of the postponement of the Ethanol Plant project, due to unfavorable market conditions, the Company has re-examined the carrying value of the construction in progress asset. As of December 31, 2007, management had evaluated this project based on its assessment of the challenges to financing projects of this nature, posed by the present debt and equity markets, as well as the limited likelihood that a buyer will be identified for this project in the near future. Accordingly, the Company believed that it was prudent not to assign a value to this asset. As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007. Due to the Company’s change in its relationship with ProEco, this amount is included in Discontinued Operations.

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

The Company has supported certain fleet equipment conversion costs in these CityHome™ initiatives and has also been required to bear the incremental costs of the blended fuel, where it is experienced. Whenever the expected costs of the program are determined to be in excess of the contracted sponsorship fees and related fuel additive revenue, the Company records the loss for the contract as an expense and a deferred liability to be amortized over the life of the contract. As of September 30, 2008 and December 31, 2007, costs remaining to be amortized for CityHome™ programs were recorded on the balance sheet as Deferred marketing program in the amount of $0 and $86,333, respectively. Within Selling and marketing expense, the Company recorded $7,677 and ($55,908) in net expenses (income) for the CityHome™ initiatives, in excess of sponsorship fees, during the three and nine months ended September 30, 2008 and ($22,947), $63,896 and $1,166,095 for the three and nine months ended September 30, 2007 period October 14, 2000 (inception) through September 30, 2008, respectively.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

The Company classifies costs associated with shipping and handling activities within cost of goods sold in the consolidated statements of operations.

Advertising Expenses

Advertising costs are expensed as incurred. There were no advertising expenses for the three and nine months ended September 30, 2008 and 2007 and $450,000 for the period October 14, 2000 (inception) to September 30, 2008.

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

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004),“Share-Based Payment” (“SFAS 123(R)”), which replaces FASB Statement No. 123,“Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). Prior to January 1, 2006, the Company’s share-based employee compensation plan was accounted for under the recognition and measurement provisions of APB 25 and related Interpretations, as permitted by SFAS 123. The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to December 31, 2005 as all options granted had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized under APB 25 for certain options granted to non-employees of the Company based upon the intrinsic value. SFAS 123(R) requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes was $2,112,040 higher for the period October 14, 2000 (inception) through September 30, 2008, than if it had continued to account for share-based compensation under APB 25.

Stock options generally vest over three years and expire ten years from the effective date. However, the Company has the latitude under the Incentive Plan to issue options at various stages of vesting. Once these options are granted by the Board of Directors under the provisions of the plan, the Company will record a compensation charge for the difference between the fair value of the common stock and the exercise price of the options on the date of issuance if the fair value of the common stock exceeds the exercise price of the option on that date.  During the three and nine months ended September 30, 2008, no additional options were granted and 1,350,000 and 1,550,000 options expired unexercised, respectively. During the three and nine months ended September 30, 2007, no additional options were granted and 1,475,000 options expired unexercised.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used with this model were as follows:

	2007	2006	2005
Expected life	3 years	3 years	3 years
Dividend yield	0%	0%	0%
Volatility range*	73%	72–209%	59– 120%
Risk-free interest rate*	4.16%	4.64– 5.09%	3.39– 3.96%

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the period-end exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in stockholders’ equity (deficit) as “accumulated other comprehensive income” and are not included in determining the consolidated net loss. As of September 30, 2008 and December 31, 2007, accumulated other comprehensive income included $41,054 and $12,088, respectively, of cumulative income from foreign currency translation.

The Company began operations in Brazil in March of 2004 by establishing a 75%-owned subsidiary. The Brazilian subsidiary recognized $8,157, $8,157, $0 and $0 of revenue for the three and nine months ended September 30, 2008 and 2007 and $15,839 for the period October 14, 2000 (inception) through September 30, 2008. Brazil also had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $69,525 and $95,201 at September 30, 2008 and December 31, 2007, respectively. Transactions in Brazil are denominated in, and the functional currency is, the Brazilian Real. Accordingly, no Brazilian operations currency exchange rate gains or losses are recorded in the accompanying consolidated statement of operations.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

At September 30, 2008 and December 31, 2007, the Brazilian operation had aggregate losses of $2,348,462 and $2,038,986, respectively. The minority stockholder’s portion of aggregate losses is not recorded in the consolidated balance sheet since reimbursement of this amount from the minority stockholders is not assured. During the third quarter of 2008, the Company reached an agreement with its 25% minority shareholder and two former employee shareholders (less than 1%) of our Brazilian subsidiary, in which these shareholders agreed to relinquish their shares to the Company in return for a general release of obligations to the subsidiary. The transaction was finalized in an agreement dated September 17, 2008. The change in shareholders had no impact on our financial statement presentation.

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

The company began operations in Spain in April of 2006 by establishing a 100% subsidiary. The Spanish subsidiary recognized $6,799 of revenue for the three and nine months ended September 30, 2007 and $470, $4,897, and $17,073 of revenue for the three and nine months ended September 30, 2008 and for the period of April 2006 through September 30, 2008, respectively. At September 30, 2008 and December 31, 2007, the Spanish subsidiary had total assets less current liabilities (exclusive of intercompany amounts eliminated in consolidation) of $104,656 and $275,678, respectively. Transactions in Spain are denominated in, and the functional currency is, the Euro. At September 30, 2008 and December 31, 2007, the Spanish operation had aggregate losses of $3,024,133 and $1,933,878, respectively.

The Company expanded its operations in Ireland in August 2007 by establishing a 100% owned subsidiary. At September 30, 2008, this subsidiary did not have active operations.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007 and the results of operations and cash flows presented herein for the three and nine month periods ended September 30, 2008 and 2007 and from inception (October 14, 2000) through September 30, 2008 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2008. It is recommended that this financial information be read with the complete financial statements included in the Company’s Form 10-KSB dated December 31, 2007 previously filed with the Securities and Exchange Commission (the "SEC") on March 31, 2008 and the Form 10-KSB/A Amendment No. 2 previously filed with the SEC on September 24, 2008.

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

The Agreement required ProEco to complete a number of steps toward completion of the Ethanol Plant project in order for the closing of the share exchange to occur. At the time of the closing, ProEco was required to have entered into a definitive engineering, procurement and construction (“EPC”) contract, with a reputable firm with extensive experience in implementing and completing projects similar to the Ethanol Plant project, and executed marketing agreements for corn feedstock as well as the sale of the production of the Ethanol Plant. Pursuant to the terms of the Agreement, ProEco was responsible for having the Ethanol Plant designated as a facility nameplated, or certified, as producing ethanol at a level of at least 100 million gallons of production a year.

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

Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol. For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates. On January 8, 2008, the Company announced that due to the unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008. These agreements were subsequently extended again until February 29, 2008. On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008. The Company and ProEco agreed to continue to develop the Ethanol Plant when conditions in the capital markets improve.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

3. ProEco Transaction (continued)

Based on FIN 46R, the Company was the holder of the majority of the risks and rewards relating to ProEco as of the period ended June 30, 2008. As such, the Company was considered to be the “primary beneficiary” of ProEco which was deemed to be a VIE. (In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.) Based on these guidelines, the Company determined that ProEco was a VIE beginning with the third quarter of 2007 and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements for all subsequent periods through June 30, 2008. Prior to the third quarter of 2007, activity with ProEco was not material.

During the period ended June 30, 2008, the Company devoted no significant activity to the ProEco transaction. ProEco retained the documentation developed to implement the proposed project and had secured its option rights to the land at the site until October 15, 2008 through an agreement with the Belle Fourche Development Corporation in South Dakota. Both the Company and ProEco continued to monitor market conditions for the development and financing of ethanol plants during 2008. However, no opportunities for such a project have been pursued. The Company agreed with ProEco to release the land option in the event an alternative project for the property were to become available. It is the Company’s understanding that the land option expired unexecuted. The Company is no longer working with ProEco on this or any other project, which effectively terminates the VIE relationship. Accordingly, ProEco’s assets, liabilities and operating results after June 30, 2008 were treated as a discontinued operation and no longer included in the Company’s consolidated financial statements. A summary of the results of this discontinued operation is as follows:

					October 14, 2000
					(inception)
	Three Months		Nine Months		through
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	September 30, 2008

Loss from ProEco operations	$-	$(327,216)	$(17,258)	$(327,216)	$(417,931)
Loss on impairment of construction in progress	-	-	-	-	(1,288,614)
Gain on disposal of ProEco operations	89,287	-	89,287	-	89,287

Loss from Discontinued Operations	$89,287	$(327,216)	$72,029	$(327,216)	$(1,617,258)

The significant assets and liabilities of ProEco as of December 31, 2007 were cash ($8,310), accounts payable ($351,005) and accrued expenses ($31,304).

4. Common Stock and Warrant Activity During 2008

Energenics Transactions

On October 17, 2007, the Company announced that it had entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics”) to provide funding and commercial support for the development of the Asian market. At that time, the parties entered into a Common Stock and Warrant Purchase Agreement (the “ Agreement”) pursuant to which Energenics agreed to purchase 2,551,020 shares of the Company’s common stock in a private placement, for total proceeds of approximately $1.25 million. As part of the transaction, the Company agreed to issue a warrant to purchase 1,275,510 shares of common stock at an exercise price of $0.50 per share, which warrant would be issued upon the closing of the transactions contemplated by the Agreement and would become exercisable from the date that is six months following the date of issuance until October 17, 2012 (“ Investment Warrant”).

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4. Common Stock and Warrant Activity During 2008 (Continued)

The parties also entered into a Shareholders Agreement, in which Energenics and the Company would jointly develop the market for O2Diesel™ in Asia through O2Diesel Asia Limited (“O2Diesel Asia”). Energenics agreed to pay the Company $750,000 for a fifty percent (50%) equity interest in O2Diesel Asia. The balance of the interest in O2Diesel Asia was to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. Pursuant to the Supply and Distribution Agreement, dated September 15, 2006 (“ Supply Agreement” ), O2Diesel has supplied its additive to Energenics for the manufacture and distribution of O2Diesel™ in the Asian Pacific and South Asia.

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

As part of the transaction, upon the purchase of a certain quantity of O2D05 or the equivalent, the Company would also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share, which warrant would be exercisable during the period from the date of issuance until October 17, 2012 (“ JV Warrant”) .

Also, as part of the transaction, upon the achievement by Energenics of certain levels of additional purchases of O2D05 or the equivalent, the Company was to issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.50 or 106% of the closing price per share (rounded to the nearest cent) of the Company’s common stock on the American Stock Exchange on the date such warrants are earned (“ Market Development Warrants ,” and, collectively with the Investment Warrant and the JV Warrant, the “ Warrants”). The Market Development Warrants were to be exercisable from the date of issuance to October 17, 2012.

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

According to the terms of the Amending and Restating Agreement, the original Common Stock and Warrant Purchase Agreement dated October 17, 2007, and the subsequent Amendment are to be terminated and the 3,333,333 previously issued shares of O2Diesel Corporation common stock are to be returned to the Company and retired by the Company. In exchange for these shares Energenics acquired an eighty percent (80%) equity interest in O2Diesel Asia. This transaction was accounted for based on the fair value of the Company’s stock received as of the date of the amended agreements, June 17, 2008. These shares were then retired. The balance of the interest in O2Diesel Asia is to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. The existing Warrants (as amended), Licenses and Supply Agreement will remain unchanged. At September 30, 2008, this subsidiary did not have active operations.

On June 17, 2008, and as part of the amended agreements, the Company issued to Energenics an unsecured, Convertible Promissory Note for the principal sum of $750,000. The term of the note is for thirty-six months from the date the Note was issued and accrues interest at the rate of 5% per year. Energenics may, at its option, convert all or part of the principal and interest outstanding on this note at a conversion price of $0.145 per share.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

4. Common Stock and Warrant Activity During 2008 (continued)

The Company received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007 to be applied toward the equity portion of the transaction and $750,000 in three deposits on July 10, 2008, August 11, 2008 and September 5, 2008 to be applied toward the Promissory Note. Upon payment of the required Irish stamp tax associated with the transfer of the O2Diesel Asia shares, the transaction will close. The Company anticipates this closing to take place during the fourth quarter of 2008.

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

On September 30, 2008, KL Energy Corporation (“KLE”, formerly known as Revive-It Corp.) entered into an Agreement and Plan of Merger with KL which provides for the merger of KL with and into KLE, and accordingly, KLE and KL filed the Articles of Merger with the State of Nevada effecting the merger. All of the outstanding membership interests of KL were converted into newly issued shares of common stock of KLE, which were issued to the former members of KL. As a result of the merger, KL merged with and into KLE, with KLE as the surviving corporation. As a result of the merger, KLE succeeded to, and acquired all of, the assets and liabilities of KL, including all of the contractual rights and interests of KL. For accounting purposes, the merger was treated as a reverse acquisition with KL as the acquirer and KLE as the acquired party. On September 8, 2008 KLE began trading on the Pink Sheet Electronic Quotation Service under the trading symbol KLEG.OB.

5. Government Appropriations

Appropriation from the U.S. Department of Energy (1)

In 2002, the Company received an appropriation of $1,107,734 from the U.S. Department of Energy (“DOE”) to test the Company's fuel additive as well as its blended fuel, O2Diesel™. The appropriation was increased to $2,039,651 as of September 15, 2004. This appropriation is managed for the DOE by the National Renewable Energy Laboratory (“NREL”) under a contract which, as amended, continued until June 30, 2007. As of September 30, 2008, NREL had not yet closed this contract. Under the terms of the contract, the Company is reimbursed by NREL for 80% of the costs incurred to complete the Statement of Work as set forth in the contract. The Company charges all expenses as incurred to operations and accrues all amounts receivable under the contract as a reduction to contract expenses when the Company is reasonably certain all conditions of the reimbursement are satisfied. As of September 30, 2008 and December 31, 2007, the Company had incurred the full cumulative costs of $2,039,651 towards completion of the contract resulting in no balance of costs left to spend in order to complete the contract. From the inception of the contract in December 2002 through September 30, 2008 and December 31, 2007, the Company billed NREL $1,631,720 of which $16,317 is included in other receivables as of September 30, 2008 and December 31, 2007.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5. Government Appropriations (continued)

Appropriation from the U.S. Department of Energy (2)

In 2003, the Company received an appropriation of $1,123,834 to test the Company's fuel additive under the California Air Resources Board (CARB) Diesel Emissions Control Strategy (DECS) verification rules. The Company is eligible to receive reimbursements of 80% of costs incurred under a contract up to the appropriation amount. This appropriation is managed for the DOE by NREL, the National Renewable Energy Laboratory. During the third quarter of 2008, funds generated by the appropriations described in Department of Energy (3) were amended into this contract for a total contract amount of $2,098,834. Additional testing tasks were added to the statement of work as well as a demonstration of savings in maintenance costs. The contract period has been extended through 2009. As of September 30, 2008 and December 31, 2007, the Company had incurred cumulative costs of $1,084,241 and $986,222, respectively, towards completion of the contract, leaving a balance of $1,021,647 and $137,612, respectively, in costs to complete the contract. From the inception of the contract through September 30, 2008 and December 31, 2007, the Company billed NREL $861,749 and $786,847, respectively, of which $10,861 and $57,690 is included in other receivables as of September 30, 2008 and December 31, 2007, respectively.

Appropriation from the U.S. Department of Energy (3)

During 2004 and 2005, the Company received $1,000,000 in available appropriations for the purpose of continued testing and verification of our fuel additive. The Company amended the contract described in Department of Energy (2) to include funds for the test projects contained in a proposal previously submitted for Department of Energy (3).

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

Appropriation from the U.S. Department of Defense (2)

On January 11, 2005, the Company entered into a contract with a value of $1,085,000 with the DoD. Under this contract, the Company's O2Diesel TM fuel is to be tested in a maximum of forty (40) non-tactical vehicles at US Air Force bases in Nevada for an 18 month period. Furthermore, the Company is to complete certain engine testing and other work required for the acceptance of O2Diesel TM as a viable alternative fuel for use by the Air Force. Work on this contract commenced on November 1, 2004 and continued through November 30, 2006. Notwithstanding that the agreement for this contract was signed in January 2005, the Company was asked to begin work in 2004 and, by a letter from Innovative Technologies Corporation (ITC), was authorized to incur costs in an amount not to exceed $75,000. This is a time and materials contract that is administered for the DoD by a third party contractor. The Company charges all costs as incurred to expense and accrues all amounts receivable under the contract as a reduction to contract expenses. The contract amount was amended in May 2006 to $1,012,564. As of December 31, 2006, costs totaling $1,011,215 had been incurred and billed, leaving a remaining contract balance of $1,349. As of December 31, 2007, this contract was formally closed.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

5. Government Appropriations (continued)

Appropriation from the U.S. Department of Defense (3)

The Company received an appropriation during 2005 of approximately $910,000 from the DoD. Concurrent Technologies Corporation (CTC) manages this appropriation on behalf of the DoD. This contract contains a payment schedule based on meeting performance milestones. Four milestones were achieved during 2006 which resulted in issuing $530,000 of invoices during 2006. The primary objective of this contract is to create potential fuels using the Company additive that contains no more than 80% petroleum. If this project is successful, an application will be made to DOE for "alternative fuel" status, creating an incentive for federal customers to use the fuel. Part of this research entails conducting demonstrations in various climates at three Air Force bases, including Nellis Air Force Base (expanded fleet) in Nevada and Minot Air Force Base in North Dakota. As of September 30, 2008 and December 31, 2007, $910,000 and $860,576 in expenses had been incurred, leaving an available contract balance of $0 and $49,424, respectively. In addition to the $910,000 and $715,000 in expenses that had been invoiced as of September 30, 2008 and December 31, 2007, based on achieving all the contract milestones through those dates, the Company has recorded Unbilled Appropriations of $0 and $145,576 at September 30, 2008 and December 31, 2007, respectively, in the consolidated balance sheets. The Company will begin closing out this contract.

Appropriation from the U.S. Department of Defense (4)

In 2005, the Company received an appropriation of approximately $1,100,000 for continued testing and verification of O2Diesel TM . The Company entered into a contract for $575,000 in 2007. As of September 30, 2008, lab testing of a new fuel combining O2Diesel TM , biodiesel, and diesel had been conducted and field-testing was completed at Nellis Air Force Base in Las Vegas, Nevada and at Barksdale Air Force Base in Shreveport, Louisiana.

Appropriation from the U.S. Department of Defense (5)

In 2006, the Company received an appropriation of approximately $1,000,000 for continued testing and verification of O2Diesel. Of this amount, $688,710 was added during the third quarter of 2007 to the contract described in DoD (4), for a total contract amount of $1,263,710 at December 31, 2007. This contract was further amended during the second quarter of 2008 to delete several tasks and replace them which caused a net reduction of $67,224 from the total amount, resulting in a revised total contract amount of $1,196,486 at September 30, 2008. These funds will be used by CTC to conduct lab testing on behalf of this project. The contract with CTC contains a payment schedule based on meeting performance milestones. Twelve and six milestones were achieved which resulted in the issuance of invoices totaling $924,700 and $620,536 as of September 30, 2008 and December 31, 2007, respectively. Aggregate costs of $397,389 and $144,556 were incurred under this contract resulting in the balance of $527,311 and $475,980 being recorded in deferred grants in the consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively.

Appropriation from the U.S. Department of Defense (6)

In 2007, the Company received an appropriation of approximately $1,600,000 for continued testing and verification of O2Diesel TM . The Company has submitted its proposal for several possible test projects and is working with the Air Force to put this under a contract for approximately $1,188,000 in the fourth quarter of 2008.

6. Other Receivables

Significant components of the Company’s Other Receivables at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
NREL contract (DOE)	$27,178	$74,007
CTC contract (DoD)	35,613	-
Receivables related to product demonstrations (Spain)	35,899	45,407
VAT receivables (Spain)	57,946	57,594
Other	79,608	15,611
	$236,244	$192,619

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

7. Accrued Expenses

Significant components of the Company’s Accrued Expenses at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Legal and professional fees	$42,853	$234,721
Payroll-related liabilities	80,333	30,304
Severance payments	52,083	190,508
Other	68,346	112,909
	$243,615	$568,442

8. Income Taxes
Federal and state income taxes have generally not been recorded during the periods presented due to the Company’s significant operating losses. The income tax expense provision, for the three and nine months ended September 30, 2008, and the income tax benefit, for the period of October 14, 2000 (inception) to September 30, 2008, reflected in the accompanying consolidated statements of operations relate to taxable transactions in Ireland.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company’s deferred tax asset as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Net operating loss carryforwards	$13,400,127	$11,831,969
Deferred revenue	(42,197)	453,020
Accrued expenses	208,830	255,818
Total deferred tax assets	13,566,760	12,540,807
Valuation allowance	(13,566,760)	(12,540,807)
Net deferred tax assets	$-	$-

Management has determined that a valuation allowance equal to 100% of the existing deferred tax asset is appropriate given the uncertainty regarding the ultimate realization of these assets. At September 30, 2008, the Company had Federal and state net operating loss carryforwards of approximately $30.8 million for income tax purposes. If not used, these carryforwards begin to expire in 2021. Federal tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of the benefits that would be available to offset future taxable income each year, starting with the year of ownership change. As a result, certain amounts of the net operating loss carryforwards may expire without being utilized. As of September 30, 2008, the Company had a cumulative Spanish loss of approximately $2.7 million and a Brazilian net operating loss of approximately $2.0 million that may be carried forward indefinitely, but which is subject to annual usage limitations.

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

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

8. Income Taxes (continued)

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the U.S. federal and state jurisdictions where it is required to file income tax returns, its federal and state tax returns in Ireland, Spain and Brazil and all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return and its state tax returns in Delaware and California as “major” tax jurisdictions as defined. Based on the Company’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by the major U.S. tax jurisdictions (tax years ended December 31, 2004 to December 31, 2007) and for the tax years which remain open for examination in Ireland (December 31, 2007), Spain (December 31, 2007) and Brazil (December 31, 2007). Based on this evaluation, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the period ended September 30, 2008 and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Upon adoption on January 1, 2007 and as of September 30, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income or loss before provision (benefit) for income taxes. Penalties are recorded in other expenses, and interest paid or received is recorded in interest expense or interest income, related to the settlement of tax audits for certain prior periods. Since the adoption of FIN 48, no interest or penalties have been recorded relating to the settlement of tax audits.

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

During the three and nine months ended September 30, 2008, the Company did not execute any transactions under this agreement.  During the three months ended June 30, 2007, the only period during which transactions have occurred since the effective date of this agreement, the Company executed five separate transactions, selling a total of 970,994 shares of common stock at an average price of $0.515 per share for total proceeds of $500,000.

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

The Company determined that the intrinsic value of the beneficial conversion features embedded in the Series A and Series B Preferred Stock exceeded the proceeds from these Preferred Stock issuances. The Company accreted the value of the beneficial conversion feature through equity and recorded a deemed dividend to preferred stockholders. These dividends amounted to $0 for the three and six months ended September 30, 2008 and 2007 and $6,200,005 for the period from October 14, 2000 (inception) through September 30, 2008, respectively, and are included in the consolidated statements of operations. In April 2006, the holders of both the Series A and Series B Convertible Preferred Stock exercised all of their conversion rights and converted 1,550,000 shares of Convertible Preferred Stock into 15,500,000 shares of common stock.

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

The following table shows the outstanding options granted under the Incentive Plan.

			Weighted Ave
		Weighted Ave	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2004	500,000	$1.50	-
Granted in 2005	5,450,000	$1.50	7.1
Exercised in 2005	-
Forfeited or Expired	-
Outstanding at December 31, 2005	5,950,000	$1.50	7.1

Granted During the Year Ended December 31, 2006	1,350,000	$1.28	7.8
	200,000	$1.50	7.8
	100,000	$0.71	8.2
Exercised During the Year Ended December 31, 2006	-
Forfeited or Expired	(100,000)	$1.28
Outstanding at December 31, 2006	7,500,000	$1.43	7.1

Granted During the Year Ended December 31, 2007	250,000	$1.50	9.3
Exercised During the Year Ended December 31, 2007	-
Forfeited or Expired	(1,575,000)	$1.48
Outstanding at December 31, 2007	6,175,000	$1.45	7.3

Granted During the Nine Months Ended September 30, 2008	-
Exercised During the Nine Months Ended September 30, 2008	-
Forfeited or Expired	(1,550,000)	$1.47
Outstanding at September 30, 2008	4,625,000	$1.44	7.3

Exercisable at September 30, 2008	4,542,500	$1.45	7.2

Restricted Stock Awards

On November 4, 2004, the Company entered into an investor relations consulting agreement for a term of four years. In exchange for services, the Company awarded the consultant 50,000 shares of restricted stock as settlement of this agreement, effective November 9, 2007 and recognized $23,500 of consulting expense in the third quarter of 2007.

On September 20, 2005, the Company entered into an investor relations consulting agreement for a term of one year which the parties subsequently agreed to renew on an annual basis. In exchange for services, the Company paid the consultant $7,250 per month. In addition, the Company awarded the consultant 100,000 shares of restricted stock. As of September 30, 2008, the restrictions on all 100,000 shares issued under this contract had lapsed and such shares were earned and able to be sold.  On March 31, 2008, the Company awarded 120,000 shares of restricted stock as final payment for services rendered and terminated this agreement. The $36,238 of expense related to this award was offset entirely by the settlement of amounts previously accrued for such services.  For the three and nine months ended September 30, 2008 and 2007 and for the period October 14, 2000 (inception) through September 30, 2008, the Company recognized $0, $0, $0, $0 and $81,500, respectively, of net expense in connection with these stock awards.

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

On May 14, 2007, the Company entered into an investor relations consulting agreement for a term of two months. In exchange for services, the Company paid the consultant a fee of $10,000. In addition, the Company awarded the consultant 50,000 shares of restricted stock. In connection with the stock award, the Company recognized $0, $0, $0, $27,000 and $27,000 of consulting expense for the three and nine months ended September 30, 2008 and 2007 and for the period October 14, 2000, (inception) through September 30, 2008, respectively.

On May 16, 2007, the Company entered into a second investor relations consulting agreement for a term of six months. In exchange for services, the Company awarded the consultant 440,000 shares of restricted stock. In connection with the stock award, the Company recognized $0, $0, $0, $213,000 and $213,000 of consulting expense for the three and nine months ended September 30, 2008 and 2007 and for the period October 14, 2000, (inception) through September 30, 2008, respectively. Pursuant to the terms of the consulting agreement, 220,000 shares, 120,000 shares and 100,000 shares of the restricted stock were earned by the consultant on May 16, 2007, July 16, 2007 and September 17, 2007, respectively. As of September 30, 2008, the restrictions on the 440,000 shares issued under this contract have lapsed and such shares were earned.

On August 1, 2007, the Company entered into a Separation Agreement with Mr. Roger. Pursuant to the Separation Agreement, all of Mr. Roger’s options vested as of the date of the Separation Agreement and in accordance with the Incentive Plan, Mr. Roger had thirty days to exercise these options, which expired unexercised. Finally, 166,667 of the remaining shares of Mr. Roger’s restricted stock vested on the date of the Separation Agreement and 166,666 of the remaining shares vested on July 31, 2008. Mr. Roger agreed not to sell or transfer these shares until after that date.

In the three months ended June 30, 2008, the Company issued 1,071,500 shares of restricted stock to two vendors in lieu of cash payments for investor relations services. The result of these settlements was to reduce accounts payable by $90,000 and to increase professional fees by $130,000. There were no similar arrangements in the first or third quarters of 2008.

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of September 30, 2008:

Common Shares Outstanding		84,981,812

Reserved For Future Issuance
Options granted to officers, directors, employees and consultants	4,625,000
Unearned common stock issued for commitment shares	175,029
Warrants	12,683,997	17,484,026

Total shares issued and outstanding and reserved for future issuance at September 30, 2008.		102,465,838

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

10. Related Party Transactions

A company controlled by a former Chairman of the Board provided office space, accounting and other services to the Company at a cost of approximately $2,500 per month, through June 2007, to the Company’s Irish subsidiary. For the three and nine months ended September 30, 2008 and 2007 and for the period October 14, 2000, (inception) through September 30, 2008, the Company paid $0, $0, $2,873, $27,744 (of which approximately $16,700 related to the first nine months of 2007), and $207,595, respectively, to the company controlled by the former Chairman. At September 30, 2008, there was no amount accrued as a payable to this related party.

Included in Other receivables at September 30, 2008 and December 31, 2007 is $24,729 and $15,611, respectively, which primarily represents travel advances made to employees. Included in Accounts payable at September 30, 2008 and December 31, 2007 is $279,601 and $150,486, respectively, which primarily represents directors’ fees and travel expenses reimbursable to employees.

The Company has entered into two separate consulting contracts with a former shareholder and a current shareholder of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of employment contracts with these two individuals. These two contracts provide support significant to the operation of the Brazilian subsidiary. The company incurred expenses of $32,540, $116,185, $37,059, $107,735 and $737,137 for the three and nine months ended September 30, 2008 and 2007 and for the period October 14, 2000 (inception) through September 30, 2008, respectively.

11. Commitments

Operating leases

The Company leases office space and certain office equipment under agreements that are accounted for as operating leases. As of September 30, 2008, future minimum lease payments under non-cancelable operating leases were as follows:

Operating Leases

2008	$22,169
2009	15,400
Total	$37,569

Rent expense under the leases with unrelated parties was $54,291 and $140,361 the three and nine months ended September 30, 2007 and $45,262, $138,602, and $652,734 for the three and nine months ended September 30, 2008 and for the period October 14, 2000 (inception) through September 30, 2008, respectively.

12. Subsequent Events

KL Transaction

On October 9, 2008, the Company entered into a term loan agreement (the “Agreement”) with KL Energy Corporation (“KLE”), to provide up to $1.0 million in funding for working capital. In addition, the Company signed a Supply and Distribution Agreement (the “Supply Agreement”) with KLE to develop the commercial market in the United States and Canada for O2Diesel™.

The Agreement provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) at an annual interest rate of 10%, with the interest rate increasing to 12% in any period in which there is a default. Pursuant to the terms of the Agreement, the Company may make additional draws upon the delivery of written requests to KLE specifying the amount and use of the funds. The Agreement matures on March 31, 2009 (“Maturity Date”). Interest accruing on the loan will be paid on the Maturity Date. On the Maturity Date, KLE has the option of converting the outstanding loan obligation into shares of common stock of the Company, at a conversion rate equal to the price of the Company’s stock on the Maturity Date. If the Company fails to pay the loan on the Maturity Date, the Company will pay KLE an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the Agreement. As security for the loan, the Company has provided a senior security interest to the Company’s intellectual property. The Agreement and Note contain certain events of default. There are no financial covenants related to this loan.

O2Diesel Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

12. Subsequent Events (continued)

The parties also entered into a Supply Agreement on October 9, 2008, in which KLE and the Company will jointly develop the market for O2Diesel™in the United States and Canada during a three year period. As part of the Supply Agreement, KLE will be the exclusive distributor of O2Diesel™ within the territory. Subsequent to signing this agreement, the Company and KLE agreed to transfer several of the Company’s employees to KLE, effective November 1, 2008 in order to introduce KLE to the North American marketplace in a fashion that was both expeditious and uninterrupted for O2Diesel customers.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATION

OVERVIEW

Business Plan

The Company is classified as a development stage company as shown on its unaudited consolidated financial statements for the period from inception (October 14, 2000) through September 30, 2008.

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

From July 2003 through October 2008, the Company has raised approximately $37 million for its operations. During the fourth quarter of 2008, the Company will need to raise additional working capital. If the Company is unable to timely secure additional funding, we may need to restructure or significantly curtail our operations, divest all or a portion of the business, file for bankruptcy or cease operations.

On April 28, 2008, the Company announced that it began trading on the Pink Sheet Electronic Quotation Service under the trading symbol OTOD.PK. The Company’s shares then began to trade under the symbol OTOD.OB on or about May 26, 2008.

Transactions During the Third Quarter of 2008

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
September 30, 2008

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

Current trends in the ethanol industry have seen increases in the price of corn and other feedstocks as well as a decline in the average selling price of ethanol.  For a number of new plant construction projects, the lack of EPC contractor availability has resulted in increased costs and delays in completion dates.  On January 8, 2008, the Company announced that due to unfavorable market conditions for raising capital for ethanol plants, the Company and ProEco had entered into an agreement to extend the Share Exchange Agreement and the maturity date of the loan from the Company to ProEco until January 31, 2008.  These agreements were subsequently extended again until February 29, 2008.  On March 19, 2008, the Company and ProEco entered into a letter agreement terminating the Share Exchange Agreement and extending the maturity date of the loan from February 29, 2008 until November 30, 2008.  The Company and ProEco agreed at that time to continue to develop the Ethanol Plant when conditions in the capital markets improve.

At December 31, 2007, management had evaluated this project based on its assessment of the challenges to financing projects of this nature posed by the present debt and equity markets, as well as the limited likelihood that a buyer would be identified for this project in the near future.  Accordingly the Company believes that it is prudent not to assign a value to this asset.  As such, an impairment charge of $1,288,614 was warranted and this adjustment was recorded in December 2007.

Based on FIN 46R, the Company was the holder of the majority of the risks and rewards relating to ProEco as of the period ended June 30, 2008. As such, the Company was considered to be the “primary beneficiary” of ProEco which is deemed to be a VIE. (In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.) Based on these guidelines, the Company determined that ProEco was a VIE beginning with the third quarter of 2007 and has included ProEco’s assets, liabilities and operating results in its consolidated financial statements for all subsequent periods through June 30, 2008. Prior to the third quarter of 2007, activity with ProEco was not material.

During the period ended June 30, 2008, the Company devoted no significant activity to the ProEco transaction. ProEco retained the documentation developed to implement the proposed project and had secured its option rights to the land at the site until October 15, 2008 through an agreement with the Belle Fourche Development Corporation in South Dakota. Both the Company and ProEco continued to monitor market conditions for the development and financing of ethanol plants during 2008. However, no opportunities for such a project have been pursued. The Company agreed with ProEco to release the land option in the event an alternative project for the property were to become available. It is the Company’s understanding that the land option expired unexecuted. The Company is no longer working with ProEco on this or any other project, which effectively terminates the VIE relationship. Accordingly, ProEco’s assets, liabilities and operating results after June 30, 2008 were treated as a discontinued operation and no longer included in the Company’s consolidated financial statements. A summary of the results of this discontinued operation is as follows:

					October 14, 2000
					(inception)
	Three Months		Nine Months		through
	9/30/2008	9/30/2007	9/30/2008	9/30/2007	September 30, 2008

Loss from ProEco operations	$-	$(327,216)	$(17,258)	$(327,216)	$ (417,931)
Loss on impairment of construction in progress	-	-	-	-	(1,288,614)
Gain on disposal of ProEco operations	89,287	-	89,287	-	89,287
Loss from Discontinued Operations	$89,287	$(327,216)	$72,029	$(327,216)	$ (1,617,258)

The significant assets and liabilities of ProEco as of December 31, 2007 were cash ($8,310), accounts payable ($351,005) and accrued expenses ($31,304).

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

Energenics Transactions

On October 17, 2007, the Company announced that it had entered into a private financing agreement and a joint venture transaction with Energenics Holdings Pte Ltd (“Energenics”) funding and commercial support for the development of the Asian market. At that time, the parties entered into a Common Stock and Warrant Purchase Agreement (the “ Purchase  Agreement”) pursuant to which Energenics agreed to purchase 2,551,020 shares of the Company’s common stock in a private placement, for total proceeds of approximately $1.25 million. As part of the transaction, the Company agreed to issue a warrant to purchase 1,275,510 shares of common stock at an exercise price of $0.50 per share, which warrant would be issued upon the closing of the transactions contemplated by the Purchase Agreement and would become exercisable from the date that is six months following the date of issuance until October 17, 2012 (“ Investment Warrant”).

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

The parties also entered into a License agreement(“O2Diesel Asia License Agreement”), whereby O2Diesel Europe Limited (formerly AAE Technologies International Plc) (“ O2Diesel Europe”) would license to O2Diesel Asia certain patents and know-how that are required to make and sell O2Diesel™ in the Territory in exchange for certain payments pursuant to the Shareholders Agreement. In addition, the Company was to enter into a similar License agreement (the “ License Agreement” and together with the O2Diesel Asia License Agreement, the “ Licenses”), with O2Diesel Asia, pursuant to which the Company would pay to O2Diesel Asia a royalty based on sales of the Company’s product in the Territory.

As part of the transaction, upon the purchase of a certain quantity of O2D05 or the equivalent, the Company would also issue a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share, which warrant would be exercisable during the period from the date of issuance until October 17, 2012 (“ JV Warrant” ).

Also, as part of the transaction, upon the achievement by Energenics of certain levels of additional purchases of O2D05 or the equivalent, the Company was to issue additional warrants to purchase up to an aggregate of 6,500,000 shares of common stock at a price per share equal to the lesser of $0.50 or 106% of the closing price per share (rounded to the nearest cent) of the Company’s common stock on the American Stock Exchange on the date such warrants are earned (“ Market Development Warrants ) ,” The Market Development Warrants were to be exercisable from the date of issuance to October 17, 2012.

On December 10, 2007, the Company and Energenics entered into an amendment (the “Amendment”) to the Common Stock and Warrant Purchase Agreement, dated October 17, 2007. Pursuant to the Amendment, the Company agreed to increase the number of shares of common stock by 782,313 shares to 3,333,333 shares, which reduced the per share price from $0.49 to $0.375. The per share price of $0.375 represented 121% of the current market price on the American Stock Exchange the day prior to the signing of the Amendment. In addition, the Company agreed to issue an additional 391,157 shares exercisable pursuant to the warrant associated with the Investment Warrant. In addition, the Company was to issue additional warrants (the “ Additional Warrants ,” and collectively, with the Investment Warrant, the Market Development Warrants and the JV Warrant, the “Warrants”) to purchase shares of common stock, upon the purchase of certain quantities of O2D05 or the equivalent. Pursuant to the Amendment, the exercise price per share for the shares associated with these Additional Warrants was also reduced to $0.375.

All other terms and conditions of the transaction remain as provided in the Purchase Agreement.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

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

According to the terms of the Amending and Restating Agreement, the original Common Stock and Warrant Purchase Agreement dated October 17, 2007, and the subsequent Amendment are to be terminated and the 3,333,333 previously issued shares of O2Diesel Corporation common stock are to be returned to the Company and retired by the Company. In exchange for these shares Energenics acquired an eighty percent (80%) equity interest in O2Diesel Asia. This transaction was accounted for based on the fair value of the Company’s stock received as of the date of the amended agreements, June 17, 2008. These shares were then retired. The balance of the interest in O2Diesel Asia is to be held by O2Diesel Europe Limited, a wholly-owned subsidiary of the Company. The existing Warrants (as amended), Licenses and Supply Agreement will remain unchanged. At September 30, 2008, this subsidiary did not have active operations.

On June 17, 2008, and as part of the amended agreements, the Company issued to Energenics an unsecured, Convertible Promissory Note for the principal sum of $750,000. The term of the note is for thirty-six months from the date the Note was issued and accrues interest at the rate of 5% per year. Energenics may, at its option, convert all or part of the principal and interest outstanding on this note at a conversion price of $0.145 per share.

The Company received $1,250,000 in two deposits on November 14, 2007 and December 21, 2007 to be applied toward the equity portion of the transaction and $750,000 in three deposits on July 10, 2008, August 11, 2008 and September 5, 2008 to be applied toward the Promissory Note. Upon payment of the required Irish stamp tax associated with the transfer of the O2Diesel Asia shares, the transaction will close. The Company anticipates this closing to take place during the fourth quarter of 2008.

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

On September 30, 2008, KL Energy Corporation, formerly known as Revive-It Corp. (“KLE”) entered into an Agreement and Plan of Merger with KL which provides for the merger of KL with and into KLE, and accordingly, KLE and KL filed the Articles of Merger with the State of Nevada effecting the merger. All of the outstanding membership interests of KL were converted into newly issued shares of common stock of KLE, which were issued to the former members of KL. As a result of the merger, KL merged with and into KLE, with KLE as the surviving corporation. As a result of the merger, KLE succeeded to, acquired all of, the assets and liabilities of KL, including all of the contractual rights and interests of KL. For accounting purposes, the merger was treated as a reverse acquisition with KL as the acquirer and KLE as the acquired party. On September 8, 2008 KLE began trading on the Pink Sheet Electronic Quotation Service under the trading symbol KLEG.OB.

On October 9, 2008, the Company entered into a term loan agreement (the “Agreement”) with KLE to provide up to $1.0 million in funding for working capital.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

The Agreement provides an initial loan of $250,000 in the form of a secured promissory note (the “Note”) at an annual interest rate of 10%, with the interest rate increasing to 12% in any period in which there is a default. Pursuant to the terms of the Agreement, the Company may make additional draws upon the delivery of written requests to KLE specifying the amount and use of the funds. The Agreement matures on March 31, 2009 (“Maturity Date”). Interest accruing on the loan will be paid on the Maturity Date. On the Maturity Date, KLE has the option of converting the outstanding loan obligation into shares of common stock of the Company, at a conversion rate equal to the price of the Company’s stock on the Maturity Date. If the Company fails to pay the loan on the Maturity Date, the Company will pay KLE an indemnification fee equal to 20% of the maximum principal amount outstanding during the term of the Agreement. As security for the loan, the Company has provided a senior security interest to the Company’s intellectual property. The Agreement and Note contain certain events of default. There are no financial covenants related to this loan.

The parties also entered into a Supply and Distribution Agreement on October 9, 2008, in which KLE and the Company will jointly develop the commercial market for O2Diesel™in the United States and Canada during a three year period. As part of the Supply Agreement, KLE will be the exclusive distributor of O2Diesel™ within the territory. The Company and KLE agreed to transfer several of the Company’s employees to KLE, effective on November 1, 2008 in order to introduce KLE to the North American marketplace in an expeditious fashion and to provide uninterrupted service for O2Diesel customers.

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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

 Operations

During the third quarter of 2008, we continued our efforts to generate sales to our targeted fleet customers in North America, South America and India, as well as our efforts to develop targeted demonstrations in Europe.

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

In the U.S., O2Diesel’s third quarter sales and marketing efforts for fleet sales remained focused in the state of California and in the Midwest.  The Company maintained its commercial activities at the Port of Long Beach and pursued additional opportunities in this market segment at the ports of Oakland and Los Angeles. The Company continued its test demonstration of its new fuel blend referred to as “O28”, which contains the Company’s proprietary additive, ethanol (8%), biodiesel (20%) and regular diesel fuel. At Nellis Air Force Base (Nevada) O28 has been proven to be successful under extreme heat conditions. During the second quarter of 2008, the Company successfully completed a second demonstration at Minot Air Force Base (North Dakota) in which the O28 fuel technology was proven to be successful under extreme cold weather conditions. During the third quarter of 2008, the Company also completed a third test demonstration for the Air Force at Barksdale Air Force Base (Louisiana) in which the O28 was tested under extreme humidity conditions.  Results from this demonstration were consistent with the success we have had at Nellis and Minot. It is expected that this third test will be the final field demonstration required by the Air Force in order to implement a formal purchasing specification. During the fourth quarter of 2008, the Company began discussions with key Air Staff members of the Department of the Air Force to identify the next steps required to be able to make O28 available to the Air Force on a widespread basis. As additional support for these efforts, we are focused on conducting storage stability tests for our fuel as well as reviewing the training and procedures that will be required for a larger scale implementation of O2Diesel™ and O28 on additional DoD installations.

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

Through an innovative cost sharing concept with companies that wish to be good corporate citizens (sponsors), we have designed a program which permits the municipalities to purchase our fuel at costs which are the same as what they pay for regular diesel fuel. Corporate sponsors, generally with a national or international presence, will pay sponsorship fees to O2Diesel to take part in a clean air program for one or more of the communities participating in a CityHome™ program. In return for sponsorship payments, each sponsor will be given access to currently unused advertising space on buses and other advertising assets owned by the municipality. Sponsorship fees will become additional revenue for us and will be recognized as such when the related advertising is displayed and all other criteria for revenue recognition have been met. Costs that are intended to be supported by the sponsorship fees are recorded separately in the related expense line in our consolidated statement of operations. With regard to the advertising space, since we have been unable to assess the fair market value of the advertising space received, we assign no value to the space at the time of the receipt. We are recognizing the value associated with the advertising space when we enter into a contractual arrangement with a third party. The Company will consider assigning a fair value to the advertising space received at the time of the initial sale when such fair value is more readily determinable, based upon a history of cash transactions.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

In the third quarter of 2008, we did not initiate any new CityHome™ programs, but we did continue with several small school bus fleets in Chicago and South Dakota.  To date, we have used this initiative as a component of our test/demonstration strategy and have been successful in attracting fuel distributors to work with us in getting this initiative started. However, while we have received sponsorship funding for several CityHome™ programs, the fleet demonstrations executed under this program have required significant financial support from the Company. As a result, we have limited new CityHome™ programs to instances where we are assured of a level of sponsorship funding needed to cover all expenses of the demonstration. The Company’s future involvement with the CityHome™ program has thus been reduced only to programs that can be considered cost neutral.

We continued our efforts to support and improve the logistics network required for the delivery of O2Diesel™ to fleet and CityHome™ customers during the third quarter. These efforts are focused on developing strategic relationships with ethanol producers and distributors in order to improve both quality consistency and price stability. During the third quarter, the Company continued to renegotiate its supply agreement with an ethanol industry group to supply limited amounts of ethanol at preferential pricing for our Midwestern customers.

During the latter half of 2007, the U.S. ethanol industry experienced several economic and logistical challenges to the general expansion of production capacity.  The prices of various ethanol feedstocks, most notably corn, have increased while, at the same time, ethanol prices saw a general decline as new production capacity comes on line.  In addition, the demands on experienced EPC contractors increased, particularly with the need for qualified skilled labor to build new plants.  As a consequence, many new projects experienced increased construction costs and project delays at a time when the profitability of the industry was tested.  At the end of the year, market conditions for raising capital for ethanol plants had become so unfavorable that the Company announced its decision to delay the project with ProEco to develop an ethanol plant until conditions in the capital markets improve. At the end of the third quarter, the Company decided to end its relationship with ProEco and terminate the project to build a new ethanol plant.

We are continuing a series of product tests and demonstrations that relate directly to obtaining regulatory approval for O2Diesel™ and which are designed to meet the needs of our targeted customers. During the quarter ended September 30, 2008, the Company continued its efforts to register O2Diesel™ fuel with the EPA and waited for a formal response from the agency to the significant test data and documentation submitted to support its position that O2Diesel™ is “substantially similar” to diesel fuel and should qualify for EPA registration. It is the Company’s view that this represents the major outstanding hurdle in registering O2Diesel™ fuel for commercial use. At the end of the third quarter, the EPA indicated that they were continuing to review our submission. The Company also continued its efforts to complete the protocols to allow O2Diesel™ to be classified as a California Diesel Emissions Control Strategy (DECS) by the California Air Resources Board.

A member of the Company chairs the task force that is developing an ethanol diesel specification for use as an American Society for Testing and Materials (ASTM) specification. The latest revision to the specification was based on the results of the initial voting on the original ballot submitted in December 2006 as well as subsequent ballots, the latest of which was submitted and voted on during the June 2008 meeting. While the ballot was not successful at this meeting, each ballot has shown a reduced variety of negative votes, which the task force has continued to address.  The major topics at issue with this ASTM ballot appear to be centered on safety and engine warranty issues. Both of these issues have been substantially addressed through extensive testing and demonstration data and real world field usage of the fuel. The task force will continue to address ASTM member concerns and anticipates making progress on these fronts.

Finally, during the third quarter we continued to develop contract proposals for submission to the Department of Energy and the Department of Defense to utilize the $2.6 million of available appropriations received in prior years. These appropriations were awarded for the purpose of continued testing and verification of O2Diesel™, including the requirements of both DECS and the U.S. military. The work undertaken for our regulatory approvals has taken more time than originally anticipated and, while we continue our efforts in these areas, it is not possible to predict when these final approvals will be obtained.

South America

In Brazil, the roll out of our product has been much slower than planned, despite the fact that we have succeeded in verifying our technology in several earlier demonstration fleets. The cost of ethanol in Brazil has shown seasonal market fluctuations, which has made it difficult to produce our blended fuel at a consistently cost competitive level. Also, obtaining government approvals and gaining market awareness has taken longer than we anticipated. In response to these issues, we have made a decision to follow a less aggressive marketing strategy for Brazil and taken steps to reduce our overhead. We are targeting customers in this market on a very focused basis, supporting them with a small consulting staff that performs our marketing and technical functions. Our marketing plans have been scaled back until we have a solid base of customers. In general, these will be miller fleets (sugar and ethanol producers), municipal bus and other fleets and, to a lesser extent, centrally fueled truck fleets.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

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

During the third quarter of 2008, we successfully completed our pilot project with a municipal bus fleet in Curitiba.  O2Diesel™ fuel was used for more than twelve months without any technical problems encountered. The Company also tested the use of its fuel blending equipment and the municipal authorities are discussing the possibility of small scale commercial use of O2Diesel™ starting in the first quarter of 2009.

The Company also supported a pilot demonstration in Paraguay involving four municipal transit vehicles. The test program is expected to be concluded in the fourth quarter of 2008, with a larger scale validation test program anticipated to be conducted in the first quarter of 2009.

We have seen a reduction in the market price of ethanol during this time period.  However, just as in the U.S., we have found that commercial success in Brazil will depend on reliable, cost competitive supplies of ethanol.  It is the Company’s intention to identify strategic partners in the ethanol industry in Brazil and throughout South America in order to negotiate such supply contracts.

In 2007, the Company announced the appointment of Fair Energy, S.A. as our distributor for several new markets in Central and South America.  The Company has targeted demonstration programs in Columbia, Paraguay and Bolivia for implementation over the next several quarters.  The first of these demonstrations was started in the fourth quarter of 2007 in Anunción, Paraguay’s capital and was successfully completed during the quarter ended March 31, 2008.  The Company is currently waiting to see if the government will require expanded use of the fuel in that country in the fourth quarter of 2008.

During the third quarter of 2008, the Company reached an agreement with its 25% minority shareholder and two former employee shareholders (less than 1%) of our Brazilian subsidiary, in which these shareholders agreed to relinquish their shares to the Company in return for a general release of obligations to the Brazilian subsidiary. The transaction was finalized in an agreement dated September 17, 2008.

While South America remains an important market, the timing of expanded commercial activity here continues to be slower than anticipated and the Company cannot predict when this will occur.

Europe

During the third quarter of 2008, the Company continued its efforts to define the EU regulatory requirements and to identify market opportunities for testing and potential commercialization.  Our efforts in this region remain focused on developing fuel blending capability, identifying flame arrestor and other hardware requirements for fleet fueling, working with local and EU regulators to clarify the application of existing regulations to ethanol-diesel as an alternative fuel, establishing procedures to be used to manage fleet conversions to our fuel and discussing test demonstration opportunities.  The Company continued its demonstration programs with municipal bus fleets in France (Veolia) and Spain (Tussam).  These demonstrations are funded by government grants and the Company.  Upon successful completion of these demonstrations, it is anticipated that the Company will have fulfilled the requirements to be able to market O2Diesel™ in these countries on a commercial basis.  We have identified several additional fleet demonstration opportunities in Spain, Italy, the Netherlands and Belgium.  We expect these or other potential customers to develop into new demonstration programs in 2009.

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

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008
Asia

Our exclusive distributor in this region, Energenics, continued its efforts to expand its participation with its first large municipal bus fleet in Karnataka, India.  The pace of the conversion of the remainder of this fleet during the third quarter was slower than expected, which reduced orders for our product significantly. Energenics has indicated that they experienced delays in renewing their annual licenses for the sale of O2Diesel™, but that these regulatory issues will be overcome in time to place new orders during the fourth quarter of 2008. Energenics has continued to target additional large bus fleets in the state of Maharashtra, India.

Technical and Logistical Issues

Significant technical and logistical issues continued to challenge our ability to generate sales in the third quarter of 2008. While we have made substantial progress in addressing these challenges, they have impeded our efforts to commercialize O2Diesel™ fuel. In general, these challenges fall into the following categories: (1) negotiating reliable, price-competitive supplies of fuel grade ethanol, (2) logistics of delivering and dispensing O2Diesel™ fuel, (3) sourcing and installation of flame arrestors and other devices in vehicles and storage facilities, and (4) obtaining regulatory approval and an industry accepted specification for our “e-Diesel” (ethanol-diesel) fuel. O2Diesel has implemented several strategies to meet these challenges and has undertaken a variety of activities to overcome them and to position O2Diesel™ as a premium clean-burning fuel.

(1) Negotiating reliable, price-competitive supplies of fuel grade ethanol:    An important challenge to our commercialization strategy in 2008 has been the price and availability of ethanol. The Company has seen that even with a reliable supplier, the price of this commodity can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support and the availability and the price of competing products. For example, starting in the second quarter of 2006, many petroleum refiners began replacing methyl tertiary butyl ether (MTBE) in gasoline with ethanol. This replacement has caused the demand for ethanol to increase dramatically, with a corresponding increase in its price. Similarly, the demand for corn has increased significantly, since this commodity is the primary ingredient in the production of ethanol. In addition, since most ethanol is transported by rail, freight costs continue to play a larger role in its price, particularly when the end users are geographically distant from the production facilities. While production quantities of ethanol have continued to increase, the rise in its production and distribution costs have made the cost of O2DieselTM increase in relation to conventional diesel fuel throughout 2007, and, at times, in 2008. It is the Company’s strategy going forward to control the costs of ethanol by renegotiating our contract with an ethanol industry group to supply limited amounts of ethanol at preferential pricing for our Midwestern customers and continuing our efforts to acquire production capacity through our strategic relationship with KL.

We have confirmed that it is important to carefully select ethanol suppliers, because there is a wide range of fuel grade ethanol in the marketplace. It is critical that the ethanol component of O2Diesel TM be of a consistently high quality and that it meet certain other specifications. We continue to work closely with the industry to identify ethanol suppliers who meet our criteria. In addition, it remains the Company’s intention to obtain ownership interest in ethanol producing facilities so that we can assure competitively priced, high quality ethanol for use in our commercialization efforts.

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

(2) Logistics of delivery, storing and dispensing O2DieselTM fuel:    During the third quarter, we maintained distribution agreements with fifteen jobbers, who in turn have centrally fueled fleets as their customers. We sell additive directly to these jobbers and, when required, assist them in locating ethanol supplies in order to blend these components with diesel and then sell our fuel to their customers. Alternatively, our sales force plans to sell our additive directly to companies, governmental port facilities and others that operate large centrally fueled fleets. To date, such customers have included centrally fueled truck fleets and cargo handling facilities at a major port, however our sales force plans to market to bus fleets, construction fleets, municipalities, and agricultural users. In these transactions, the Company maintains a similar working relationship with the customer’s blending facilities as it does with third party jobbers. Whether we sell to the jobber or directly to the fleet customer, a key part of the relationship is to provide safety and technical training regarding the use of the fuel. In addition, our technical staff also works with customers to insure that its storage facilities are clean and are compatible for storing and dispensing O2DieselTM.

(3) Sourcing and installation of flame arrestors and other devices:    As part of the process by which O2DieselTM was approved for sale in California, the California Air Resources Board (“CARB”) established several conditions that we must adhere to on an ongoing basis. An important condition is that all storage tanks in which O2Diesel is stored and all vehicles that use the fuel must be fitted with devices know as flame arrestors. These are safety devices which are intended to prevent a fire in case a spark or other type of ignition might inadvertently enter the fill inlet of a fuel tank. In 2004 and 2005, this issue proved to be a serious obstacle and negatively impacted our ability to efficiently commercialize our technology in the U.S. Even though this technology had been used for many years, flame arrestors in the required sizes and designs were not yet available as an “off the shelf” item for use with our fuel at that time. In addition, the Company was required to conduct significant research and development efforts to identify (and in some cases design) flame arrestors, adaptors, primer pumps and other equipment for vehicles that use O2Diesel TM in different climates and driving conditions. Since that time, the flame arrestor challenge has largely been resolved for the vehicles within O2Diesel’s target markets. Our technical staff works closely with each customer with regard to purchasing and installing flame arrestors and other devices for customer vehicles and storage facilities. We will work with customers to source and install these devices either directly or in a supervisory role.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

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

The Company has taken several steps since 2005 to overcome these problems and to support the introduction of O2DieselTM fuel to new customer opportunities. First, we have assembled documentation regarding the design requirements of flame arrestors and equipment used in our markets to serve as a basis for a catalogue of flame arrestors and parts that can be used for a wide variety of engine/vehicle types and customer applications. We have identified several equipment vendors who we now work with so that needed equipment can be delivered to customer locations quickly and at competitive prices. To support these efforts further, we have developed a modest parts inventory at our laboratory facility so that in the event of an emergency, required parts can be supplied to our customers. Second, we have developed a checklist of procedures to be used by our technicians (in conjunction with our customer) to prepare a comprehensive fleet profile of hardware requirements, tank cleaning procedures and the time required to perform the work necessary to bring a fleet on-line. In addition, we have developed a training program that will enable our technicians to teach our customers’ fleet maintenance staff about handling and storing O2DieselTM fuel, fleet modification and maintenance issues that can be expected. Third, to support our implementation efforts, we commissioned a third party engineering consulting firm to review our written safety training procedures as well as to conduct on-site reviews of four of our customer locations in order to evaluate the adequacy of the training and the quality of safety procedure implementation. The ensuing report from the consultant indicated that our safety program requirements were well conceived and were being followed quite closely at all locations. Additional safety procedures to enhance this program continue to be evaluated.

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

These challenges have presented significant hurdles to commercializing our technology. In many cases, we have overcome these obstacles by the application of technical resources, payments to support our customers and a high level of customer service. All of this has been time-consuming and has slowed our ability to bring our product to market. But it has also created a base of knowledge which is helpful as we continue our efforts to commercialize our technology in the U.S., Europe, and other markets. We have been encouraged to see a port facility and a municipal bus fleet successfully utilize the fuel for time periods approximating three years. Even with this technical knowledge, we will need to continue to refine our efforts in this area as well as attain the appropriate regulatory certification in order to bring on greater numbers of customers and to better predict the cost and timing of work required to have fleets conform to the requirements of using our product.

Third Quarter Summary (three months ended September 30, 2008 compared to three months ended September 30, 2007)

Operating results from continuing operations for the three month period ended September 30, 2008 showed significant improvement compared to results during the three month period ended September 30, 2007. Although sales and gross margin were approximately $108,000 and $33,000 lower in the current quarter, respectively, expenses have been reduced dramatically from the prior year’s level. Selling and marketing expenses for the three months ended September 30, 2008 decreased $203,000 compared to the period ended September 30, 2007 largely due to travel and consultant cost reductions. Product testing and government grant expenses (net) in the three months ended September 30, 2008 were approximately $300,000 lower than in the comparable period ended September 30, 2007 due to higher government reimbursements and a decrease in research and development costs in the U.S. and Spain. General and administrative expenses for the three months ended September 30, 2008 were approximately $1.2 million lower than for the three months ended September 30, 2007 primarily due to personnel reductions of approximately $462,000, lower professional fees of $501,000 and $87,000 in reduced travel costs. In addition, general and administrative costs reflected a decrease of $48,000 in the recognition of share-based compensation expense required by SFAS 123(R) versus the same period in 2007. The income tax provision of approximately $24,000 recorded during the three months ended September 30, 2008 was attributable to taxable passive income in Ireland that could not be offset by cumulative net operating losses. The Gain on the sale of stock in subsidiary in the amount of $483,000 represents the fair value of the 3,333,333 shares of Company stock received from Energenics in exchange for 80% ownership of O2Diesel Asia. Discontinued operations of ProEco for the third quarter of 2008 were approximately $416,000 lower than the comparable prior period as there was little activity in 2008 other than the $89,000 gain from terminating this business.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

Year-to-Date Summary (nine months ended September 30, 2008 compared to nine months ended September 30, 2007)

Operating results from continuing operations for the nine month period ended September 30, 2008 showed significant improvement, compared to results during the nine month period ended September 30, 2007, largely due to overhead cost reductions,. Sales were approximately $288,000 lower in the first nine months of 2008, and the gross margin was approximately $91,000 lower, largely due to the absence of shipments to Energenics. Selling and marketing expenses for the nine month period ended September 30, 2008 were $482,000 lower than during the comparable period ended June 30, 2007 as CityHome projects were scaled back or cancelled and consulting and travel costs were reduced. Product testing and government grant expenses (net) in the nine months ended September 30, 2008 were approximately $418,000 lower than in the comparable period ended September 30, 2007 as a result of $302,000 in reduced research and development spending in the U.S. (net of government contract reimbursements) and $117,000 of decreased spending on product demonstrations in Spain. General and administrative expenses for the nine months ended September 30, 2008 were approximately $2.5 million lower than for the nine months ended September 30, 2007 primarily due to personnel reductions of approximately $859,000, lower professional fees of $917,000 (including $164,000 related to the settlement of legal and consulting fees) and $75,000 in reduced travel costs. In addition, general and administrative costs reflected a decrease of $222,000 in the recognition of share-based compensation expense required by SFAS 123(R) versus the same period in 2007. The income tax provision of approximately $24,000 recorded during the nine months ended September 30, 2008 was attributable to taxable passive income in Ireland that could not be offset by cumulative net operating losses. The Gain on the sale of stock in subsidiary in the amount of $483,000 represents the fair value of the 3,333,333 shares of Company stock received from Energenics in exchange for 80% ownership of O2Diesel Asia. Discontinued operations of ProEco for the third quarter of 2008 were approximately $399,000 lower than the comparable prior period as there was little activity in 2008 other than the $89,000 gain from terminating this business.

Cash Requirements and Liquidity

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the U.S. and abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

As a result of the lack of a sales history for our products, we do not have sufficient historical financial data for any periods on which to accurately forecast future revenues or operating expenses in connection with achieving such revenues.  As such, we are not able to project with certainty the additional funds that will need to be raised.  During the fourth quarter of 2008, we will need to raise additional working capital. If the Company is unable to timely secure additional funding, we may need to restructure or significantly curtail our operations, divest all or a portion of the business, file for bankruptcy or cease operations.

The Company has undertaken a number of efforts to address its short-term liquidity challenges.  We have pursued new funding initiatives with the KL and KLE transactions.  We have renegotiated with Energenics Holdings to complete this transaction.  The work under our government contracts has continued, which provides funds for Company projects with the military and our efforts to obtain regulatory approvals.  We have taken a variety of cost control actions which have allowed us to reduce our overhead expenses by approximately 60% when compared to the third quarter of 2007 and by approximately 50% when compared to year-to-date figures. We continue to hold discussions with a number of potential investors and work with a professional investor relations service company to assist with these efforts.  However, the Company’s ability to raise additional working capital and to maintain its intellectual property remains dependant on both its ability and that of its strategic partners to raise funds in a challenging investment environment. There can be no assurance that our efforts to attract new investments will be successful.  In addition, there can be no assurance that the Company will generate sales and sponsorship fees followed by the collection of cash to offset our operating expenses.

As shown in the consolidated statements of operations contained in this report, we have generated only $17,258 in sales, and had sponsorship income of $0 associated with the CityHome™ programs, for the three months ended September 30, 2008. As of the date of this report, we have only minimal orders on hand for either O2D05 or O2Diesel™, other than our supply requirements for Energenics. Lastly, there can be no assurance that actual events will not differ from those anticipated, or that general economic conditions may not vary significantly in ways that could negatively impact our operations and cash position.

To date, we have not had any bank trade facilities, except an overdraft line in the U.K., used to meet operating needs and a small vehicle loan, both of which have been repaid and canceled prior to 2007. However, if the Company achieves significant sales, we plan to apply for trading lines with banks in the U.S. and Brazil as a means to finance our working capital needs.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

Research & Development

The Company has 82 patents granted or applications pending for nine different proprietary fuel and additive product inventions registered with the international WIPO (PCT) Registration System. Seven inventions currently have 44 patents granted, and 19 applications pending in 22 different countries in Europe, North America, South America and Asia. Two additional inventions currently have 19 patent applications pending and about to undergo examination in 16 different countries. During this period, O2Diesel’s intellectual property rights over its additive products are protected through its registration with the WIPO (PCT) Registration System and its pending national patent applications.

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

We have registered a trademark in the U.S. and the European Union for a mark which includes the words and numbers O2DieselTM as well as a figurative logo of the words. We also registered trademarks for “CityHome” (and design) in one class of goods and services, “CITYHO2ME” in one class of goods and services and “TODAY’S CLEAN AIR SOLUTION TOMORROW’S BRIGHTER FUTURE” in one class of goods and services.

The Company has incurred substantial costs in carrying out tests to demonstrate that the use of our product will enable customers to comply with environmental laws and regulations. As of September 30, 2008, we incurred expenses of $400,276 during the first nine months of  2008 in the U.S. in connection with governmental sponsored projects and tests. Most of the costs incurred in these government test programs were reimbursed by appropriations from the U.S. Departments of Energy and Defense.

At the end of the third quarter of 2008, we have government test programs in progress with total remaining costs to complete of approximately $1.8 million. Under these programs a wide array of engine tests and product demonstrations are to be conducted to further prove the emissions benefits of O2DieselTM and to show that the fuel performs well in specific applications.

Included in the foregoing programs is the recent completion of a product demonstration at three Air Combat Command bases for a new fuel blend referred to as “O28”. This fuel, which is currently designed for use in non-tactical military equipment, contains the Company’s proprietary additive, ethanol (8%), biodiesel (20%) and regular diesel fuel. The Air Force Research Laboratory has published a Product Description for this fuel. We are currently providing technical support for this Purchase Description so that the fuel can be purchased routinely by the Defense Logistics Agency. Other programs underway include completing the protocols, emissions test verification and multimedia assessment to allow O2DieselTM to be classified as a Diesel Emissions Control Strategy fuel by the CARB.  O2Diesel has conducted demonstrations with a number of school bus and transit agencies which are evaluating the performance of O2DieselTM as well as O28 for a variety of weather conditions, engine types, and operations. Related testing included using O2DieselTM in large mining equipment. These fuels would satisfy Energy Policy Act and Presidential Executive Orders requirements for reducing foreign oil dependence.  Over the past two years, we initiated projects to develop the basic emissions test data necessary to register these fuels for on road application with the EPA.  Based on the government funding in place, we believe that at least 80% of the costs to conduct these tests may be funded by appropriations from the U.S. Departments of Energy and Defense.

We are also investing time and effort in the design and development of less expensive flame arrestor technology than what is in use today. This work is more labor intensive rather than capital intensive.  However, it is a key step in providing a turnkey solution to using these clean burning fuel options. Most of the design work has been performed by our own personnel and consultants with the actual fabrication work contracted out to specialized manufacturers. In the fourth quarter of 2008, this work will move to the stage where safety verification of a simplified slate of hardware will be planned.

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008

In the third quarter of 2008, we did not conduct additional research and development projects in Brazil. However, we concluded a fleet demonstration in Curitiba as a further effort to obtain approvals for O2Diesel™ from the agencies that are responsible for the country’s petroleum industry and environmental laws.

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

Employees

As of September 30, 2008, O2Diesel had eleven full-time employees, ten of which are in the U.S. and one is in Europe. We have two temporary employees to support general administration and lab testing. Currently, we rely on consultants to assist in commercializing our technology and to help us in key technical areas. At present, we employ three consultants in the U.S.; one in marketing and business development; one chemist; and one in regulatory affairs. The Company has entered into a separate consulting contract with a shareholder of its Brazilian subsidiary for the purpose of providing office rent and administrative services and in lieu of an employment contract with this individual. In Europe, we employ one consultant for general management and business development.

As previously described in the section describing activities with KL Energy, we agreed with KLE to transfer several of our employees to KLE in order to provide our North American customers with an uninterrupted transition to this new distributor. This transfer was effective November 1, 2008, leaving the Company with five full-time employees, four of which are in the U.S. and one is in Europe. Under our business plan, we do not see the need to add employees in the U.S., Brazil or Europe unless we need additional technical positions for new European market demonstrations in the fourth quarter of 2008. As a result of our present strategy to utilize strategic geographic distributors to market our products, we anticipate that several of our U.S. consultants will either provide services for KLE or will be discontinued over the remainder of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. O2Diesel’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of O2Diesel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the evaluation date of September 30, 2008, O2Diesel’s disclosure controls and procedures are effective.

O2Diesel Corporation
(A Developmental Stage Company)
September 30, 2008

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. On July 14, 2008, two directors who were members of the Audit Committee resigned from their positions on the Board. The internal control activities of the Audit Committee were carried out in a manner consistent with prior reporting periods up to the date of their resignation. To maintain good internal review procedures for financial reporting, the Company’s management requested that the Form 10-Q filing for the period ended September 30, 2008 be reviewed by the current board members, which included the remaining member of the Audit Committee. This was reviewed and discussed during a board review meeting held on November 12, 2008. Aside from this change, there have not been any changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to terms of the Amending and Restating Agreement, the Company issued to Energenics an unsecured, Convertible Promissory Note for the principal sum of $750,000, dated June 17, 2008. The term of the Note is for thirty-six months from the date the Note was issued and accrues interest at the rate of 5% per year. Energenics may, at its option, convert all or part of the principal and interest outstanding on the Note into common stock at a conversion price of $0.145 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

O2Diesel Corporation
(A Development Stage Company)
September 30, 2008
 ITEM 6. EXHIBITS.

The following exhibits are filed herewith.

Description

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

O2DIESEL CORPORATION (Registrant)

Date: November 14, 2008	By:	/s/ Alan Rae
Alan Rae
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ David H. Shipman
David H. Shipman
Chief Financial Officer (Principal Financial and Accounting Officer)